Form 10-K/A
period 1995-12-31
PENEDERM INC
filed 1996-05-31
CIK 858876

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A


(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________________________ to ______________________________

Commission File Number:  0-22314


                             PENEDERM INCORPORATED
             (Exact name of registrant as specified in its charter)

           California                                  77-0146116
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         320 Lakeside Drive, Foster City, California              94404
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (415) 358-0100
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              no par value
                                                              (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X             No
                              -----              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996, based upon the closing price of the Common Stock on the Nasdaq Stock Market for such date, was approximately $90,679,000.

The number of outstanding shares of the registrant's Common Stock on February 29, 1995 was 7,254,311.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)3.   EXHIBITS:
                    3.1        (1)       Restated Articles of Incorporation

                    3.2        (1)       Amended and Restated By-Laws

                    4.1        (1)       Specimen Common Stock Certificate

                    10.1A      (2)       Employee Stock Option Plan, as amended

                    10.1B      (2)       Consultant Stock Option Plan, as amended

                    10.1C      (2)       Equity Incentive Plan

                    10.1D      (2)       1994 Nonemployee Directors Stock Option Plan

                    10.3       (1)       Employment Agreement dated May 10, 1993 between the Company and
                                         Lloyd H. Malchow

                    +10.4B     (1)       Incentive Stock Option Agreement dated September 12, 1991 between the Company and John W. Quigley, Jr., as amended February 25,
                                         1993

                    +10.4D     (1)       Incentive Stock Option Agreement dated September 12, 1991 between the Company and Edgar A. Luce, as amended February 25, 1993


                    +10.4J     (3)       1995 Performance Share Award Agreement - Lloyd H. Malchow

                    +10.4K     (3)       1995 Performance Share Award Agreement - John W. Quigley

                    +10.4L     (3)       1995 Performance Share Award Agreement - Edgar A. Luce

                    +10.4N     (4)       1995 Performance Share Award Agreement - William Gutshall

                 *  +10.4O     (5)       1996 Performance Share Award Agreement - Lloyd H. Malchow

                 *  +10.4P     (5)       1996 Performance Share Award Agreement - John W. Quigley

                 *  +10.4Q     (5)       1996 Performance Share Award Agreement - Edgar A. Luce

                 *  +10.4R     (5)       1996 Performance Share Award Agreement - William Gutshall

                     10.5A     (1)       Nonqualified Stock Option Agreement dated March 14, 1991 between the Company and William I. Bergman

                     10.5B     (1)       Nonqualified Stock Option Agreement dated September 12, 1991 between the Company and William I. Bergman

                     10.6      (1)       Information and Registration Rights Agreement dated June 1, 1988, as amended through June 4, 1991

                     10.7      (1)       License Agreement, effective April 27, 1988, between the Company and the Regents of the University of California

                     10.8      (1)       Research and Development Lease dated December 14, 1988, as amended through February 1, 1991 between the Company and Vintage
                                         Park Associates

                     10.8B     (3)       Amendment No. 4 to Vintage Park Research and Development Lease
                                         dated September 30, 1994, between the Company and Vintage Park
                                         Associates

                     13.1      (5)       Annual Report

                     13.2                Report of Independent Accountants


                     23.1      (5)       Consent of Ernst & Young LLP, independent auditors

                     23.2      (5)       Consent of Coopers & Lybrand L.L.P., independent accountants

                     24.1      (5)       Power of Attorney

- ---------------

(1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-67950) effective November 3, 1993.

(2) Incorporated by reference to exhibits to Registration Statement on Form S-8 (No. 33-76100) filed on March 4, 1994.

(3) Incorporated by reference to exhibits to Annual Report on Form 10-K for the Year Ended December 31, 1994, filed on March 30, 1995.

(4) Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995, filed on August 12, 1995.

(5) Incorporated by reference to exhibits to Annual Report on Form 10-K for the Year Ended December 31, 1995, filed on March 29, 1996.

+        Confidential treatment requested.

* The symbol "[ ]" indicates that a confidential portion has been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Penederm Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 30th day of May, 1996.

                                  PENEDERM INCORPORATED


                                  By  /s/ EDGAR A. LUCE
                                      -----------------------------------
                                      Edgar A. Luce
                                      Vice President, Finance and
                                      Administration, Treasurer and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                                 TITLE                                  DATE
             ---------                                 -----                                  ----
                *                       Director, President and Chief Executive           May 30, 1996
- --------------------------------        Officer (Principal Executive Officer)
        Lloyd H. Malchow


/s/ EDGAR A. LUCE
- --------------------------------        Vice President, Finance and                       May 30, 1996
          Edgar A. Luce                 Administration, Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                *                       Chairman of the Board                             May 30, 1996
- --------------------------------
        Terry L. Opdendyk


                                        Director                                          May    , 1996
- --------------------------------                                                              ---
        Robert F. Allnutt


                *                       Director                                          May 30, 1996
- --------------------------------
       William I. Bergman


                *                       Director                                          May 30, 1996
- --------------------------------
        David E. Collins

             SIGNATURE                                 TITLE                                  DATE
             ---------                                 -----                                  ----
                                        Director                                          May    , 1996
- --------------------------------                                                              ---
        Mark J. Gabrielson


                *                       Director                                          May 30, 1996
- --------------------------------
     Harvey S. Sadow, Ph.D.


                *                       Director                                          May 30, 1996
- --------------------------------
    Gerald D. Weinstein, M.D.





* By /s/ EDGAR A. LUCE
     ---------------------------
     Edgar A. Luce
     Attorney-in-Fact