Form 10-Q
period 1996-06-30
PENEDERM INC
filed 1996-08-13
CIK 858876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1996

Commission File Number          0-22314

               PENEDERM INCORPORATED
(Exact name of registrant as specified in its charter)

         CALIFORNIA                    77-0146116
(State of other jurisdiction of       I.R.S. Employer
incorporation or organization)      Identification Number

320 LAKESIDE DRIVE, FOSTER CITY,  CALIFORNIA       94404
 (Address of principal executive offices)        (Zip Code)

            (415) 358-0100
(Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES    X        NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

    Class     Outstanding as of:     JUNE 30, 1996

    Common Stock                 7,257,524

Part I:  Financial Information


PENEDERM INCORPORATED
Condensed Consolidated Balance Sheets
June 30, 1996 and December 31, 1995 (in thousands)
                                     June 30,          December 31,
                                       1996               1995
                                   -----------         ----------
ASSETS                             (unaudited)
Current Assets:
  Cash and cash equivalents        $   1,525           $   8,695
  Short-term marketable securities     6,050               4,796
  Accounts receivable                    968                 862
  Inventory                              401                 301
  Prepaid expenses and other
   current assets                        544                 467
                                   -----------         ----------
    Total current assets               9,488              15,121

  Marketable Securities                2,863               1,520
  Fixed assets, at cost, less
   accumulated depreciation and
   amortization                          298                 282
  Intangible and other assets          1,085               1,045
                                  ------------        -----------
    Total assets                  $   13,734          $   17,968
                                  ===========         ===========
LIABILITIES
Current liabilities:
  Accounts payable                $      776          $      791
  Accrued and other liabilities        1,174               1,166
                                  ------------        -----------
    Total current liabilities          1,950               1,957

  Long-term debt obligations              50                  77
                                  ------------        -----------
    Total liabilities                  2,000               2,034

SHAREHOLDERS' EQUITY
Common stock, no par value            46,798              46,684
Accumulated Deficit                  (35,064)            (30,750)
                                  ------------        -----------
    Total shareholders' equity        11,734              15,934
                                  ------------        -----------
    Total liabilities and
     shareholders' equity         $   13,734          $   17,968
                                  ===========         ===========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

                          Three Months Ended         Six Months Ended
                              June 30,                    June 30,
                        1996          1995          1996           1995
                       ------        ------        ------         ------
REVENUES
  Product sales     $  1,100      $  1,020       $  1,693      $  2,354
  License and research
   contract income      --             600            207           600
                    ---------     ---------      ---------     ---------
    Total revenues     1,100         1,620          1,900         2,954
                    ---------     ---------      ---------     ---------
COSTS AND EXPENSES
  Cost of sales          687           702          1,115         1,344
  Research and
   development         1,259         1,234          3,121         2,347
  Selling, general and
   administration      1,122           984          2,308         2,136
                    ---------     ---------      ---------     ---------
    Total costs and
     expenses          3,068         2,920          6,544         5,827
                    ---------     ---------      ---------     ---------

Loss from operations  (1,968)       (1,300)        (4,644)       (2,873)
                     --------      --------       --------      --------
Interest income, net     154           255            330           510
                     --------      --------       --------      --------
Net loss             $(1,814)      $(1,045)       $(4,314)      $(2,363)
                     ========      ========       ========      ========
Net loss per share   $( 0.25)      $( 0.15)       $( 0.59)      $( 0.33)
                     ========      ========       ========      ========
Number of shares used
 in computing net
 loss per share        7,257         7,153          7,256         7,147
                     ========      ========       ========      ========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                            Six Months Ended
                                                 June 30,
                                         1996              1995
                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                            $( 4,314)         $( 2,363)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Loss on disposal of fixed assets      --                 127
   Depreciation and amortization          130               117
   Increase in accounts receivable    (   106)          (   645)
   Decrease (increase) in inventory   (   100)              293
   Increase in prepaid expenses and
    other current assets              (    77)          (    19)
   Decrease in accounts payable,
    accrued liabilities and deferred
    rent                              (    10)          ( 1,221)
                                     ---------          --------
     Net cash used in operating
      activities                      ( 4,477)          ( 3,711)
                                     ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturity of held-to-maturity
  securities                             --               1,000
 Purchase of available-for-sale
  securities                          ( 6,908)          ( 3,932)
 Maturity of available-for-sale
  securities                            4,051             4,686
 Sale of available-for-sale securities    260              --
 Acquisition of technology            (   100)          ( 1,098)
 Acquisition of fixed assets          (    86)          (   139)
                                     ---------         ---------
     Net cash from (used in)
      investing activities            ( 2,783)             517
                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock   114              139
 Borrowing (repayment) of long-term
  debt, net                           (    24)               1
                                      --------          --------
     Net cash provided by financing
      activities                           90              140
                                      --------          --------
Net decrease in cash and cash
 equivalents                          ( 7,170)          ( 3,054)
Cash and cash equivalents at
 beginning of period                    8,695             6,728
                                      --------          --------
Cash and cash equivalents at end
 of period                            $ 1,525           $ 3,674
                                      ========          ========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)


Interim Unaudited Financial Information:

The accompanying interim unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 1996 and 1995, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Penederm is developing and commercializing topically administered prescription dermatology products that use the Company's proprietary delivery technology or novel drug compounds to achieve enhanced safety or efficacy profiles. Penederm has recently received notification from the FDA that its NDA for MENTAX (trademark)(topical athlete's foot treatment), is approvable. The Company currently has NDAs pending before the FDA for treatment of other skin fungus indications with MENTAX and for AVITA (trademark) gel and AVITA cream topical retinoic acid acne treatments, and has two other pharmaceutical products for psoriasis and nail fungus in human clinical trials. The Company also sells its patented TopiCare Delivery Compounds (registered trademark) for use in cosmetics and personal care products. The Company has several agreements with various pharmaceutical companies, as follows:

     COMPANY               PRODUCT AREA                   TERRITORY
- -----------------       -----------------            ------------------
Schering-Plough    Prescription & over-the-counter     U.S. and Canada
HealthCare         (OTC) Nail and Skin Antifungals
Products, Inc.
(Schering-Plough)

UCB Group of       Prescription Nail Antifungal      Europe, Africa and
Belgium (UCB)                                           Middle East

Warner Wellcome Consumer    OTC Dry Skin              U.S. and Canada
Health Products (Warner)

SmithKline Beecham      OTC Consumer Products              Europe
(SmithKline)

The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through June 30, 1996, the Company incurred a cumulative net loss of $35,064,000. Penederm's sources of working capital have been equity financings, product sales to Warner, sales of over-the-counter products, product license fees and contract research revenues, sales of TopiCare Delivery Compounds and interest earned on investments.

Recent Events

In April 1996, the FDA notified the Company that its NDA for MENTAX (butenafine HCl cream), a topical treatment for interdigital tinea pedis (athlete's foot) was approvable. The Company must supply certain data to the FDA and complete its product labeling discussions with the agency prior to obtaining final approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Recent Events, continued

In May 1996 Mr. Robert F. Allnutt, Executive Vice President of the Pharmaceutical Manufacturers Association, and Mr. Mark J. Gabrielson, President of Access Management Services, Inc. and General Partner of Prince Ventures, joined the Board of Directors to fill vacancies created by Tom McConnell, a General Partner of New Enterprise Associates, and Philip Young, a General Partner of U.S. Venture Partners, not standing for re-election.

In June 1996, the Company received a non-approvable letter from the FDA regarding its NDAs for AVITA, the Company's retinoic acid formulations for acne treatment. The FDA requested an additional study to document the efficacy of the gel formulation. The Company had already completed an additional efficacy trial on AVITA gel and submitted the results to the FDA in a July 1996 amendment.

Results of Operations

Three Months Ended June 30, 1996 and 1995

Total revenues for the three months ended June 30, 1996 of $1,100,000 decreased 32% from $1,620,000 in the same period of 1995, due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995 launch quantities and a decline in Penederm cream and lotion sales, as a result of reduced promotion spending. The Company reduced promotional spending on Penederm cream and lotion in order to direct more resources to prescription product human clinical trials. Based on current product demand forecasts from Warner, the Company anticipates sales to Warner will continue to be less than previous levels for the remainder of 1996 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

The Company's cost of sales decreased to $687,000 in the three months ended June 30, 1996 from $702,000 in the same period of 1995 primarily due to the decrease in the manufacturing of products for Warner. Gross margins declined in the second quarter of 1996 compared to the same period of 1995 due to lower sales levels and a change in the mix of product revenues.

The Company's research and development expenses remained relatively flat for the second quarter at $1,259,000 in the three months ended June 30, 1996 compared to $1,234,000 in the same period of 1995.

Sales, marketing, general and administrative expenses increased 14% to $1,122,000 in the three months ended June 30, 1996 from $984,000 in the same period of 1995 due primarily to increased legal costs related to enforcement of patent rights, commissions on increased TopiCare Delivery Compound sales and the costs of pre-launch preparations for MENTAX, the Company's topical antifungal product, partially offset by reduced personnel costs.

Interest income for the three months ended June 30 decreased 40% to $154,000 in 1996 from $255,000 for the same period in 1995. This decrease is primarily the result of lower cash balances available for investment in the three months ended June 30, 1996.

Six Months Ended June 30, 1996 and 1995

Total revenues for the six months ended June 30, 1996 of $1,900,000 decreased 36% from $2,954,000 in the same period of 1995, due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995 launch quantities and a decline in Penederm cream and lotion sales, as a result of reduced promotion spending.

The Company's cost of sales decreased to $1,115,000 in the six months ended June 30, 1996 from $1,344,000 in the same period of 1995 primarily due to the decrease in the manufacturing of products for Warner. Gross margins declined in the first half of 1996 compared to the same period of 1995 due to lower sales levels and a change in the mix of product revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Six Months Ended June 30, 1996 and 1995, continued

The Company's research and development expenses increased 33% to $3,121,000 in the six months ended June 30, 1996 from $2,347,000 in the same period of 1995 primarily due to the cost of human clinical trials to establish additional claims for both AVITA (acne treatment) and MENTAX (skin antifungal). These studies encompassed 1,600 patients over 26 sites across the U.S. and Canada.

Sales, marketing, general and administrative expenses increased 8% to $2,308,000 in the six months ended June 30, 1996 from $2,136,000 in the same period of 1995 due primarily to increased legal costs related to enforcement of patent rights, commissions on increased TopiCare Delivery Compound sales and the costs of pre-launch preparations for MENTAX, the Company's topical antifungal product, partially offset by reduced personnel costs.

Interest income for the six months ended June 30 decreased 35% to $330,000 in 1996 from $510,000 for the same period in 1995. This decrease is primarily the result of lower cash balances available for investment in the six months ended June 30, 1996.

The Company expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the quarter and six month period ended June 30, 1996 are not necessarily indicative of future operating results.

Liquidity and Capital Resources

In November 1993, the Company completed its initial public offering of Common Stock, raising approximately $23,000,000 net of expenses. Prior to the initial public offering, the Company financed operations primarily through private placements of its equity securities, interest income earned on investment of cash, initial sales of products and product license fees. At June 30, 1996, the Company had cash, cash equivalents and investments totaling $10,438,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

Cash expenditures related to operating activities and the acquisition of fixed assets and repayment of long-term obligations totaled $4,587,000 in the six months ended June 30, 1996 and $3,849,000 for the same period in fiscal 1995, and were used to finance research, development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $100,000 and $1,098,000 related to the in-licensing of drug compounds in the six months ended June 30, 1996 and 1995 respectively. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenses related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds, patent prosecution expenses and sales and marketing. These expenses include, but are not limited to, increases in personnel and personnel-related costs, inventory and accounts receivable and capital expenditures, and may also include costs of facilities expansion.

The Company believes that existing capital resources, and the interest income earned thereon, together with anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements through the end of 1997. However, the Company's future capital requirements will depend on many factors, including the timing of regulatory approvals, the progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with product and compound acquisition opportunities, technological advances, the status of competitive products, and the commercial success of Penederm's licensing and marketing efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all, to permit the Company to continue with its plan for operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

Uncertainties Related to Forward-Looking Statements

Any statements contained in this 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties including, but not limited to, risks of product non-approval or delays by the FDA or foreign regulatory authorities, product development and market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Actual results may differ materially. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PENEDERM INCORPORATED

Part II:  Other Information

Item 1.  Legal Proceedings

On July 22, 1996, Johnson & Johnson filed a complaint against Penederm in the U.S. District Court, Northern District of California alleging that AVITA gel, one of the Company's four retinoic acid acne formulations, infringes a Johnson & Johnson patent (the "J&J Patent"). The J&J Patent expires on January 27. 1998. Based on prior opinion of counsel, Penederm believes that AVITA does not infringe the J&J Patent. The Company believes that the litigation will not affect the timing of the FDA's review of the NDA for the Company's three AVITA cream formulations and will not have a material adverse effect on the Company's business, financial position and results of operations. However, pursuant to FDA regulations, although the FDA can issue an approval it cannot make any approval for the AVITA gel effective prior to the expiration of the J&J Patent if the lawsuit is pending. There can be no assurance that the lawsuit will not delay the timing of the market introduction of AVITA gel, will not result in some diversion of management attention or will not require substantial expenditures to defend or resolve.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 14, 1996. At the meeting, the shareholders considered the items described below:

Each of the nominees for director Terry L. Opdendyk, Lloyd H. Malchow, William I. Bergman, David E. Collins, Harvey S. Sadow, Ph.D., Gerald D. Weinstein, M.D., were elected by the affirmative vote of at least 5,841,830 shares (out of 5,841,830 shares represented at the meeting).

The shareholders voted to approve an amendment to the Penederm
Incorporated Employee Stock Purchase Plan to increase by 50,000 the number of shares reserved for issuance under the plan. The amendment was approved by a vote of 4,336,703 shares for, 20,128 shares against and 3,691 shares abstaining.

The shareholders voted to approve an amendment to the Penederm
Incorporated Equity Incentive Plan to increase by 400,000 the number of shares reserved for issuance under the plan. The amendment was approved by a vote of 3,540,022 shares for, 798,891 shares against and 1,061 shares abstaining.

The shareholders voted to approve certain amendments to the Penederm Incorporated 1994 Nonemployee Directors Stock Option Plan to increase the initial and annual grants to directors from 5,000 shares to 7,500 shares, toprovide that a director shall receive an annual grant at the first board meeting following an annual meeting unless that director's initial grant was made on or after the record date for the annual meeting, and to provide that any non-employee director who has not received either an initial grant or an annual grant since the record date for the 1995 annual meeting of shareholders shall be granted an option to purchase 12,500 shares in lieu of an annual grant for 1996. The amendments were approved by a vote of 4,573,819 shares for, 833,688 shares against 5,330 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

              27        Financial Data Schedule


(b)  Reports on Form 8-K - Not Applicable

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PENEDERM INCORPORATED





/S/  Lloyd H. Malchow                   August 12, 1996
Lloyd H. Malchow, President
and Chief Executive Officer







/S/  Edgar Luce                         August 12, 1996
Edgar Luce, Vice President of
Finance and Administration

INDEX TO EXHIBITS


  Exhibit
    No.               Description
- ----------    --------------------------------------------------
27               Financial Data Schedule