Form 10-Q
period 1996-09-30
PENEDERM INC
filed 1996-11-14
CIK 858876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1996

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

           YES    X        NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

    Class     Outstanding as of:     SEPTEMBER 30, 1996

    Common Stock                 7,289,628

Part I:  Financial Information


PENEDERM INCORPORATED
Condensed Consolidated Balance Sheets
September 30, 1996 and December 31, 1995 (in thousands)
                                   September 30,       December 31,
                                       1996               1995
                                   -----------         ----------
ASSETS                             (unaudited)
Current Assets:
  Cash and cash equivalents        $   1,147           $   8,695
  Short-term marketable securities     4,753               4,796
  Accounts receivable                    336                 862
  Inventory                            1,049                 301
  Prepaid expenses and other
   current assets                        447                 467
                                   -----------         ----------
    Total current assets               7,732              15,121

  Marketable Securities                1,857               1,520
  Property & equipment, at cost,
   less accumulated depreciation
   and amortization                      282                 282
  Intangible and other assets          1,078               1,045
                                  ------------        -----------
    Total assets                  $   10,949          $   17,968
                                  ===========         ===========
LIABILITIES
Current liabilities:
  Accounts payable                $      145          $      791
  Accrued and other liabilities          594               1,166
                                  ------------        -----------
    Total current liabilities            739               1,957

  Long-term obligations                   48                  77
                                  ------------        -----------
    Total liabilities                    787               2,034

SHAREHOLDERS' EQUITY
Common stock, no par value            46,829              46,684
Accumulated deficit                  (36,667)            (30,750)
                                  ------------        -----------
    Total shareholders' equity        10,162              15,934
                                  ------------        -----------
    Total liabilities and
     shareholders' equity         $   10,949          $   17,968
                                  ===========         ===========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

                        Three Months Ended           Nine Months Ended
                           September 30,               September 30,
                        1996          1995          1996           1995
                       ------        ------        ------         ------
REVENUES
  Product sales     $     52      $    452       $  1,745      $  2,806
  License and contract
   research revenues      10           350            217           950
                    ---------     ---------      ---------     ---------
    Total revenues        62           802          1,962         3,756
                    ---------     ---------      ---------     ---------
COSTS AND EXPENSES
  Cost of sales           16           356          1,131         1,700
  Research and
   development         1,019         1,604          4,140         3,951
  Selling, general and
   administration        745           748          3,053         2,884
                    ---------     ---------      ---------     ---------
    Total costs and
     expenses          1,780         2,708          8,324         8,535
                    ---------     ---------      ---------     ---------
Loss from operations  (1,718)       (1,906)        (6,362)       (4,779)

Interest income, net     115           220            445           730
                     --------      --------       --------      --------
Net loss             $(1,603)      $(1,686)       $(5,917)      $(4,049)
                     ========      ========       ========      ========
Net loss per share   $( 0.22)      $( 0.23)       $( 0.81)      $( 0.57)
                     ========      ========       ========      ========
Number of shares used
 in computing net
 loss per share        7,288         7,175          7,266         7,157
                     ========      ========       ========      ========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
                                           Nine Months Ended
                                              September 30,
                                         1996              1995
                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                            $( 5,917)         $( 4,049)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Loss on disposal of fixed assets      --                 127
   Depreciation and amortization          191               184
   Decrease (increase) in accounts
    receivable                            526           (   161)
   Decrease (increase) in inventory   (   748)              375
   Decrease in prepaid expenses and
    other current assets                   20               122
   Decrease in other assets                 2              --
   Decrease in accounts payable,
    accrued liabilities and deferred
    rent                              ( 1,220)          (   917)
                                     ---------          --------
     Net cash used in operating
      activities                      ( 7,146)          ( 4,319)
                                     ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturity of held-to-maturity
  securities                             --               2,000
 Purchase of available-for-sale
  securities                          ( 6,905)          ( 5,983)
 Maturity of available-for-sale
  securities                            5,850             6,865
 Sales of available-for-sale securities   761              --
 Acquisition of technology            (   125)          ( 1,098)
 Acquisition of fixed assets          (   101)          (   142)
                                     ---------         ---------
     Net cash from (used in)
      investing activities            (   520)            1,642
                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock   145               148
 Repayment of long-term debt, net     (    27)           (   16)
                                      --------          --------
     Net cash provided by financing
      activities                          118               132
                                      --------          --------
Net decrease in cash and cash
 equivalents                          ( 7,548)          ( 2,545)
Cash and cash equivalents at
 beginning of period                    8,695             6,728
                                      --------          --------
Cash and cash equivalents at end
 of period                            $ 1,147           $ 4,183
                                      ========          ========

See accompanying notes to condensed consolidated financial statements.

PENEDERM INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


Interim Unaudited Financial Information:

The accompanying interim unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 1996 and 1995, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

In October 1996, the FDA granted final approval to the Company to market MENTAX (trademark), the Company's 1% butenafine HCl cream. MENTAX, a prescription topical antifungal, is approved for use against interdigital tinea pedis, or athlete's foot.

Overview

Penederm is developing and commercializing topically administered prescription dermatology products that use the Company's proprietary delivery technology or novel drug compounds to achieve enhanced safety or efficacy profiles.
The Company currently has NDAs pending before the FDA for treatment of tinea corporis (ringworm) and tinea cruris (groin fungus) with MENTAX and for AVITA (trademark) gel and AVITA cream topical retinoic acid acne treatments, and has several other pharmaceutical products for psoriasis, nail fungus, and antifungal line extensions in Phase II human clinical trials.
The Company also sells its patented TopiCare Delivery
Compounds (registered trademark) for use in cosmetics and personal care products.The Company has several agreements with various pharmaceutical companies, as follows:

    COMPANY               PRODUCT AREA                   TERRITORY
-----------------       -----------------            ------------------
Schering-Plough    Prescription & over-the-counter     U.S. and Canada
HealthCare         (OTC) Nail and Skin Antifungals
Products, Inc.
(Schering-Plough)

UCB Group of       Prescription Nail Antifungal      Europe, Africa and
Belgium (UCB)                                           Middle East

Warner Wellcome Consumer    OTC Dry Skin              U.S. and Canada
Health Products (Warner)

SmithKline Beecham      OTC Consumer Products              Europe
(SmithKline)


The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through September 30, 1996, the Company incurred a cumulative net loss of $36,667,000. Penederm's sources of working capital have been equity financings, product sales to Warner, sales of over-the-counter products, product license fees and contract research revenues, sales of TopiCare Delivery Compounds and interest earned on investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

Three Months Ended September 30, 1996 and 1995

Total revenues for the three months ended September 30, 1996 of $62,000 decreased from $802,000 in the same period of 1995, due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995 launch quantities, a decline in Penederm cream and lotion sales as a result of reduced promotional spending against the brand, and reduced license revenues. The Company reduced promotional spending on Penederm cream and lotion in order to direct more resources to prescription product human clinical trials. Based on current product demand forecasts from Warner, the Company anticipates sales to Warner will continue to be less than previous levels for the remainder of 1996.

The Company's cost of sales decreased to $16,000 in the three months ended September 30, 1996 from $356,000 in the same period of 1995 due to the decrease in revenues. Gross margins declined in the third quarter of 1996 compared to the same period of 1995 due to lower sales levels and change in the mix of product revenues.

The Company's research and development expenses decreased 36% to $1,019,000 in the three months ended September 30, 1996 from $1,604,000 in the same period of 1995 primarily due to completion of clinical trials for the three month period.

Sales, marketing, general and administrative expenses decreased slightly to $745,000 in the three months ended September 30, 1996 from $748,000 in the same period of 1995, due primarily to increased legal costs related to enforcement of patent rights, and the costs of pre-launch preparations for MENTAX offset by continued reductions in OTC promotions and reduced personnel costs.

Interest income for the three months ended September 30 decreased 48% to $115,000 in 1996 from $220,000 for the same period in 1995.
This decrease is primarily the result of lower cash balances available for investment in the three months ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended September 30, 1996 and 1995

Total revenues for the nine months ended September 30, 1996 of $1,962,000 decreased 48% from $3,756,000 in the same period of 1995, due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995 launch quantities, a decline in Penederm cream and lotion sales as a result of reduced promotional spending against the brand, and reduced licensing revenues.

The Company's cost of sales decreased to $1,131,000 in the nine months ended September 30, 1996 from $1,700,000 in the same period of 1995 due to the decrease in revenues. Gross margins declined in 1996 compared to the same period of 1995 due to lower sales levels and change in the mix of product revenues.

The Company's research and development expenses increased 5% to $4,140,000 in the nine months ended September 30, 1996 from $3,951,000 in the same period of 1995 primarily due to the cost of human clinical trials to establish additional marketing claims for both AVITA (acne treatment) and MENTAX (skin antifungal). These studies encompassed 1,600 patients over 26 sites across the U.S. and Canada.

Sales, marketing, general and administrative expenses increased 6% to $3,053,000 in the nine months ended September 30, 1996 from $2,884,000 in the same period of 1995 due primarily to increased legal costs related to enforcement of patent rights and the costs of pre-launch preparations for MENTAX, the Company's topical antifungal product, partially offset by reduced personnel costs.

Interest income for the nine months ended September 30 decreased 39% to $445,000 in 1996 from $730,000 for the same period in 1995. This decrease is primarily the result of lower cash balances available for investment in the nine months ended September 30, 1996.

The Company expects that future operating results may be subject to quarterly variations that may impact cash flow from operations.
Operating results for the three and nine month period ended
September 30, 1996 are not necessarily indicative of future operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

In November 1993, the Company completed its initial public offering of Common Stock, raising approximately $23,000,000 net of expenses. Prior to the initial public offering, the Company financed operations primarily through private placements of its equity securities, interest income earned on investment of cash, initial sales of products and product license fees. At September 30, 1996, the Company had cash, cash equivalents and investments totaling $7,757,000.

Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term debt totaled $7,274,000 in the nine months ended September 30, 1996 and $4,477,000 for the same period in fiscal 1995, and were used to finance research, development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $125,000 related to the in-licensing of drug compounds in the nine months ended September 30, 1996. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

The Company believes that existing capital resources, and the interest income earned thereon, together with anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements through 1997. However, the Company's future capital requirements will depend on many factors, including the progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's licensing and marketing efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all, to permit the Company to continue with its plan for operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Uncertainties Related to Forward-Looking Statements

Any statements contained in this 10-Q that relate to future plans, events or performance, including the planned product marketing efforts, are forward-looking statements that involve risks and uncertainties including, but not limited to, product development and market acceptance risks, product manufacturing risks, risks associated with the establishment and management of a contract sales force, the impact of competitive products and pricing, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product non-approval or delays or post-approval reviews by the FDA or foreign regulatory authorities, and other risks identified in the Company's Securities and Exchange Commission filings. Actual results, events or performance may differ materially. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PENEDERM INCORPORATED




Part II:  OTHER INFORMATION

Item 1.  Legal Proceedings -

On July 22, 1996, Johnson & Johnson filed a complaint against Penederm in the U.S. District Court, Northern District of California, alleging that AVITA gel, one of the Company's retinoic acid acne formulations, infringes a Johnson & Johnson patent (the "J&J Patent"). The J&J Patent expires on January 27, 1998. Based on opinion of counsel, Penederm believes that AVITA does not infringe the J&J Patent. The Company believes that the litigation will not affect the timing of the FDA's review of the NDA for the Company's AVITA cream formulations and will not have a material adverse effect on the Company's business, financial position and results of operations. However, pursuant to FDA regulations, although the FDA can issue an approval it cannot make any approval for the AVITA gel effective prior to the expiration of the J&J Patent if the lawsuit is pending. There can be no assurance that the lawsuit will not delay the timing of the market introduction of AVITA gel, will not result in a substantial diversion of management attention or will not require substantial expenditures to defend or resolve.

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits

                27  Financial Data Schedule

            (b) Reports on Form 8-K - Not Applicable

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PENEDERM INCORPORATED





/S/  Lloyd H. Malchow                   November 14, 1996
Lloyd H. Malchow, President
and Chief Executive Officer







/S/  Edgar Luce                         November 14, 1996
Edgar Luce, Vice President of
Finance and Administration