Form 10-K
period 1996-12-31
PENEDERM INC
filed 1997-03-14
CIK 858876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended December 31, 1996

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from                       to

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
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock, no par value
                                                               Rights to purchase Common Stock
                                                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X             No
                                 ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $91,552,000.

The number of outstanding shares of the registrant's Common Stock on February 28, 1997 was 7,324,195.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                              PENEDERM INCORPORATED
                              1996 FORM 10-K REPORT


                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
PART I
         ITEM 1.  BUSINESS..............................................................................................  1
         ITEM 2.  PROPERTIES............................................................................................ 30
         ITEM 3.  LEGAL PROCEEDINGS..................................................................................... 31
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 31

PART II
         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................. 31
         ITEM 6.  SELECTED FINANCIAL DATA............................................................................... 32
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 33
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................... 36
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 52

PART III
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 53
         ITEM 11. EXECUTIVE COMPENSATION................................................................................ 55
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................ 58
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 59

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................... 60

    THE STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K AND OTHER STATEMENTS MADE BY THE COMPANY FROM TIME TO TIME THAT RELATE TO FUTURE PLANS, EVENTS OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS, EVENTS OR PERFORMANCE MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Penederm is developing and commercializing topically administered prescription dermatology products that use the Company's proprietary drug delivery technology or drug compounds to achieve enhanced patient safety or clinical efficacy. In the fourth quarter of 1996, Penederm received clearance from the United States Food and Drug Administration ("FDA") to market Mentax, a once-a-day prescription topical treatment for the treatment of three skin fungal conditions: tinea pedis (athletes' foot), tinea corporis (ringworm) and tinea cruris (groin fungus). In January 1997, Penederm received FDA clearance to begin marketing its Avita cream prescription product for the treatment of acne. Penederm also received clearance to market the gel formulation of Avita contingent upon the expiration of a patent held by a third party in January 1998. In January 1997, Penederm entered into an arrangement with The Merck KGaA Group/Center Laboratories to co-promote in the United States Akne-Mycin, a topical cream ointment containing erythromycin, and Cloderm, a mid-potency topical steroid. Penederm has several other pharmaceutical products for psoriasis, nail fungus and Mentax skin treatment line extensions in Phase II human clinical trials. The Company also sells its patented TopiCare Delivery Compounds for use in cosmetics and personal care products, and markets its own over-the counter (OTC) skin care products through corporate partners. The Company's goal is to become a leader in the United States prescription dermatology market and compete in other skin care markets by creating safer and more efficacious topical formulations using its versatile drug delivery technology with selected licensed and off-patent drug compounds addressing niche markets and by successfully commercializing these formulations.

----------------

         The following trademarks of Penederm are used in this Annual Report on Form 10-K: TopiCare Delivery Compounds(R), Avita(TM), Mentax(TM), Penederm(R), Vitinoin(R) and DuraScreen(R) (licensed to Pierre Fabre Inc. in the United States).

MARKET OVERVIEW

    Prescription Products

    The market for prescription treatments for dermatologic disorders, or diseases of the skin, is estimated to be in excess of $2 billion annually in the United States at the manufacturer level. In the United States, dermatological diseases are treated primarily by 7,000 high-prescribing dermatologists and general practitioners. It is estimated that dermatologists prescribe drug therapies in approximately 65 percent of patient visits. In many instances, the dermatological disease being treated is chronic, requiring continued use of prescribed products.

         Dermatological treatments may be delivered topically, in the form of creams, ointments, gels, liquids or patches, or orally, primarily in the form of tablets and gelatin capsules. Dermatologists often prefer topical administration of drugs to oral drug delivery for the treatment of many dermatological conditions, since topical drug delivery may reduce the amount of drug required and because targeted topical pharmaceutical application is often safer and less expensive. In addition, topical administration may avoid side effects associated with systemic ingestion of drug agents. The primary clinical approaches to topical drug delivery include:

         Traditional Penetrating Agents. Typically, formulating agents, including ethanol, propylene glycol, surfactants and other agents are used to aid in the penetration into the skin of active pharmaceutical compounds. Although these formulating agents often initially provide enhanced penetration of active ingredients, they may not provide long-term penetration enhancement, and often cause irritation when used in doses concentrated enough to provide clinical efficacy.

         Specialized Delivery Technologies. A variety of topical drug delivery technologies, including liposomes, microspheres, injectable matrices, transdermal patches, electroporation and iontophoresis, have been developed to enhance or enable the topical delivery of pharmaceuticals. Although many of these technologies have demonstrated clinical efficacy for certain drugs and disease indications, these technologies have generally not been successfully developed for dermatological indications due to product instability, side effects, toxicity, cost or difficulty of administration.

    Although topical delivery is preferred by many dermatologists, the development of new products and the market acceptance of topically delivered dermatological therapies in many instances has been limited by side effects or by the limited efficacy of existing topical formulations. Many effective active ingredients may be irritating to the skin in traditional topical delivery formulations. In addition, effective topical drug delivery is often difficult because the skin provides a natural barrier to foreign substances, and because topical therapies may be diluted or washed off by natural secretions or contact with other liquids or may be rubbed off by contact with clothing.

    Although the aggregate market for prescription dermatological products is large, the markets for pharmaceuticals to treat specific dermatological diseases are smaller and fragmented. Large pharmaceutical companies have historically focused on the drug discovery process, including preclinical and clinical development, regulatory approvals, and marketing of therapeutics to treat diseases affecting large patient populations. The clinical focus on enhancing the delivery of existing pharmaceuticals is a relatively new field, and may provide opportunities for companies developing novel drug delivery technologies or new formulations of existing therapeutics targeted to niche markets.

    Nonprescription Products

    Technologies used for the delivery of drugs to treat dermatologic indications may be applied to the nonprescription skin care market. Cosmetics and skin and hair care products are primarily sold through mass merchandisers, food and drug chains, department stores, independent specialty and convenience stores, pharmacies, mail order and door-to-door sales. New product introductions are frequent, with market acceptance based on such factors as breadth of distribution, cost, product efficacy, safety and appealing use characteristics. Important attributes of delivery agents used for such products include safety, emolliency, duration of action, stability and ease of formulation.

PENEDERM DRUG DELIVERY TECHNOLOGY

    The Company's TopiCare Delivery Compounds represent a patented skin-loading technology designed to target delivery to layers in the skin or other epithelial tissue. TopiCare Delivery Compounds consist of a broad portfolio of liquid polymers that can be designed to deposit an active ingredient and optimize penetration at targeted levels of skin tissue where particular disease conditions can be effectively treated. For example, formulations currently in development containing TopiCare Delivery Compounds deliver an antifungal agent to the upper epidermis, a skin layer where fungus predominates. Penederm has developed another formula containing TopiCare Delivery Compounds which moderates the delivery of retinoic acid into the follicular area for effective treatment of acne. Laboratory, clinical or marketplace studies conducted by the Company have indicated that products containing TopiCare Delivery Compounds possess one or more of the following benefits:

         Longer duration of action. Due to their unique chemistry, TopiCare Delivery Compounds are resistant to accidental removal, causing them to remain on and in the upper layers of the skin for an extended period, thereby improving the duration of drug effects or delivery. Laboratory studies conducted by the Company have indicated that TopiCare Delivery Compounds upon application remain at or near the surface of the skin and penetrate only in very low levels beyond the stratum corneum.

         Reduced dosage requirements; improved safety profile. The Company believes that its technology provides for more effective topical deposition of certain drugs, thereby enabling the Company to develop topical treatments that contain smaller doses of active drug agent than existing topical treatments or that contain agents which previously have only been administered orally. Under typical usage conditions, the reduction in topical dosage and the administration topically of agents previously administered orally result in a reduction in the systemic exposure to the agent and, accordingly, a reduction in the potential for systemic toxicity and adverse reactions with other drugs taken by the patient.

         Fewer local adverse side effects. Clinical trials have shown the TopiCare Delivery Compounds to be non-irritating and non-sensitizing to the skin. In addition, the compounds have been shown to reduce the irritation caused by certain drug and skin care agents currently delivered topically.

    By tailoring the compound to the active agent and the skin condition, the Company believes that its drug delivery system may more effectively target the drug to the site of the disease and provide the benefits described above. These benefits may thereby contribute to improved patient compliance and clinical outcomes.

    The Company also believes that its TopiCare Delivery Compounds provide the Company with the following strategic advantages in developing and commercializing a broad spectrum of dermatological treatments and skin care products:

         Broad application. The Company believes the properties of the TopiCare Delivery Compounds make them excellent candidates for inclusion in drugs, skin and hair care products and cosmetics. Clinical trials and laboratory studies have indicated that the TopiCare polymers hold to the skin, are moisturizing, are non-occlusive and do not clog pores. The Company has synthesized and evaluated numerous polymeric compounds, both water- and oil-compatible, as a basis for further development. The Company believes that the demonstrated flexibility and compatibility of the TopiCare Delivery Compounds will allow them to meet the varying delivery needs of many different drug compounds, skin care agents and cosmetics.

         Ease of formulation. The TopiCare Delivery Compounds, along with other product ingredients, are blended into the drug formulation during manufacture. This procedure may be less costly and time-consuming than delivery systems relying upon drug entrapment, such as liposome and microsphere technologies.

         Streamlined development. The ability of TopiCare Delivery Compounds to be combined with existing drug compounds or agents may involve less cost, time and risk than do the discovery, development and commercialization of new drug compounds or skin care agents. The Company has compiled considerable pre-clinical, clinical and market data which it believes may be helpful in shortening the development time of products incorporating TopiCare Delivery Compounds. To date, the Company has completed two in-licensing arrangements for compounds with existing preclinical data packages, enabling the Company to initiate clinical development.

         New topical treatments. TopiCare Delivery Compounds may make possible topical treatments with drugs that previously have not been effectively used topically, such as antifungal agents for treatment of nail fungal infections, chemotherapeutic agents for psoriasis and new Vitamin D treatments for psoriasis.

         New and expanded product markets. The attributes of TopiCare Delivery Compounds may create new product markets or may expand existing prescription and consumer markets by increasing the number of indications for which an existing drug or skin care agent can be used, by providing potential additional patent protection for off-patent drugs, by extending patent protection for patented drugs or by increasing patient use of treatments.

PRODUCTS

    The Company's marketed products and products under development include prescription and nonprescription dermatology and skin care products. The following charts summarize certain information regarding the products that the Company currently is actively marketing or developing and should be read together with the more detailed discussion of these products that follows.

                                                     PRESCRIPTION PRODUCTS

        PRODUCT               INDICATION                     STATUS                            MARKETING RIGHTS
-------------------------- ------------------ -------------------------------------- --------------------------------------
Avita (retinoic acid)      Acne               U.S.:  Cream approved for marketing    U.S.:  Penederm
cream and gel                                 (gel approval contingent upon
                                              expiration of a third party patent     Canada:  Pharmascience Inc.
                                              in January 1998)                       ("Pharmascience")
                                              Canada:  Approved for marketing
                                              Europe: Approved for marketing in      Europe:  Penederm
                                              the U.K.; filed as European
                                              Marketing Authorization Application
                                              ("MAA")

-------------------------- ------------------ -------------------------------------- --------------------------------------
Mentax                     Skin fungus        U.S.:  Approved for tinea pedis;       U.S.:  Schering-Plough HealthCare
(butenafine) cream                            tinea corporis and tinea cruris        Products, Inc. ("Schering-Plough")
                                                                                     (podiatrists) and Penederm
                                              Canada:  submitted New Drug
                                              Submission for tinea pedis             Canada:  Schering-Plough and Penederm

-------------------------- ------------------ -------------------------------------- --------------------------------------
Butenafine nail fungus     Nail fungus        U.S.:  Phase II human clinical         U.S.:  Schering-Plough and Penederm
formulation                                   testing in progress
                                                                                     Canada:  Schering-Plough and Penederm

                                                                                     Europe, Africa and the Middle East:
                                                                                     UCB Group of Belgium ("UCB")

-------------------------- ------------------ -------------------------------------- --------------------------------------
Vitamin D analogs cream    Psoriasis          U.S.:  preclinical testing;            U.S.:  Penederm
and ointment                                  Investigational New Drug  ("IND")
                                              opened; Phase II human clinical        Canada:  Penederm
                                              testing in progress

                                                     NONPRESCRIPTION PRODUCTS

        PRODUCT               INDICATION                     STATUS                            MARKETING RIGHTS
-------------------------- ------------------ -------------------------------------- --------------------------------------
DuraScreen SPF15 and       Prevention of      Marketed in U.S. and Canada            U.S.:  Pierre Fabre, Inc. ("Pierre
SPF 30 sunscreen           photo-damage                                              Fabre")

                                                                                     Canada:  Pharmascience

-------------------------- ------------------ -------------------------------------- --------------------------------------
Penederm Cream and         Severe dry skin    Marketed in U.S. and Canada            U.S.:  Penederm
Penederm Lotion
                                                                                     Canada: Pharmascience

-------------------------- ------------------ -------------------------------------- --------------------------------------
Warner's Lubriderm Alpha   Severe dry skin    Marketed in U.S. and Canada            U.S. and Canada:  Warner
Hydroxy Moisture
Recovery Creme and Lotion
-------------------------- ------------------ -------------------------------------- --------------------------------------
OTC Product (Europe)       Severe dry skin    Marketed in Europe                     Europe: SmithKline Beecham
                                                                                     ("SmithKline")
-------------------------- ------------------ -------------------------------------- --------------------------------------
TopiCare Delivery          Sunscreens,        Marketed worldwide                     U.S.:  Barnet Products Corporation
Compounds (used with       color cosmetics                                           Asia:  Nikko Chemicals Co. Ltd.
various agents)            and skin                                                  Europe and South Africa:
                           treatment                                                 Sederma, S.A.
                           products                                                  Australia and New Zealand:  Bronson
                                                                                     & Jacobs, Pty. Ltd.

    There can be no assurance that the Company can successfully develop any potential products or technologies or, if successfully developed, that they will obtain regulatory approval or be successfully commercialized. See "Risk Factors."

    PRESCRIPTION PRODUCTS

    Avita. The Company has developed Avita gel and cream as prescription retinoic acid acne treatments that incorporate TopiCare Delivery Compounds. According to industry sources, approximately 35 million people in the United States are affected by acne each year. The Company estimates the United States prescription acne market to be approximately $400 million. Retinoic acid formulations are the leading prescription products for the topical treatment of acne, and until recently only Ortho Pharmaceutical Company, a subsidiary of Johnson & Johnson, marketed topical retinoic acid products for the treatment of acne in the United States. The Company is aware of other companies that have developed prescription acne treatments formulated with retinoids that are newly-approved and that may also present substantial competition for Avita, including one product developed by Galderma that has been launched in the United States and a second Johnson & Johnson tretinoin gel product with a reduced irritation claim. Studies indicate that a significant number of users experience skin irritation (dryness, peeling and redness) from the current leading retinoic acid products. The Company has completed human clinical studies which the Company believes indicate that Avita retinoic acid gel and cream treatments, which are formulated with TopiCare Delivery Compounds, provide comparable effectiveness and less irritation than the current leading retinoic acid products. The Company does not have data comparing the efficacy and irritation of Avita with that of the recently approved acne treatments with retinoids and there can be no assurance that Avita will be as efficacious and less irritating than those products or will achieve market acceptance.

    In January 1997, the FDA notified the Company that Avita cream was approved for marketing and that, contingent upon expiration of a third party patent in January 1998, Avita gel was also approved for marketing. The Company has initiated human clinical studies to support marketing claims related to the products. The FDA has completed its inspection of the contract manufacturing facilities that the Company would use to produce retinoic acid products and has granted an export license to ship these products out of the United States. The Company has retained United States marketing rights to Avita and intends to market the product in the United States through a pharmaceutical specialty contract sales force. Penederm will pay a modest royalty on the sales of Avita, subject to a specified maximum amount, pursuant to a 1995 termination agreement with a company that originally had distribution rights to Avita. See "Risk Factors -- Uncertainty of Commercial Launch and Market Acceptance of Prescription Products," "--Government Regulation; No Assurance of Product Approvals" and "-- Uncertainty of Future Product Development."

    The Company has also received approval to market Avita in Canada under the trade name Vitinoin. The Company has licensed its rights to market the products in Canada to Pharmascience. Pharmascience launched Vitinoin in June 1995 and is promoting it as a "less irritating" retinoic acid product. In February 1997, the Company received approval in the United Kingdom for this product. The U.K. will be Penederm's sponsor country to seek approval in other European nations through the European Mutual Recognition Process. See "Collaborative Arrangements."

    Mentax. The Company has licensed Mentax, a formulation of butenafine, from Kaken Pharmaceutical Company, Ltd. ("Kaken") for sale as a topical treatment for fungus. The Company estimates that the annual United States market for skin fungus products is $400 million, of which approximately $300 million consists of treatments for tinea pedis (athlete's foot). In the United States, the Company believes that 18 million people experience skin fungus infections each year, and that approximately 12 million of these indications are tinea pedis. Most commercially available skin fungus treatments arrest the growth of fungus, rather than result in cell death directly, and do not result in the complete treatment of the disease. Mentax is a patented butenafine that has been shown to result in the death of skin fungus cells. Kaken and a second Japanese partner are marketing two brands of butenafine in Japan, having received approval of the Japanese Ministry of Health and Welfare in 1992. The Company licensed from Kaken exclusive rights to its butenafine compound in the United States and Canada for topical administration of butenafine. See "Collaborative Arrangements."

    In the fourth quarter of 1996, Penederm received clearance from the FDA to market Mentax, a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athletes' foot), tinea corporis (ringworm) and tinea cruris (groin fungus). The Company also has submitted a New Drug Submission to the Canadian Health Protection Branch for approval for tinea pedis in Canada. The Company plans to provide the FDA and the Canadian Health Protection Branch with supplemental data to support certain marketing claims after approval. In addition, the Company plans to pursue the development of Mentax formulated with TopiCare Delivery Compounds as an extension of its skin antifungal product line. See "Risk Factors -- Uncertainty of Commercial Launch and Market Acceptance of Prescription Products," "-- Government Regulation; No Assurance of Product Approvals" and "--Uncertainty of Future Product Development."

    The Company has commenced marketing Mentax in the United States through a pharmaceutical specialty contract sales force and has entered into an agreement with Schering-Plough for the marketing and sale in the United States and Canada of certain skin antifungal products. See "Sales and Marketing" and "Collaborative Arrangements."

    Butenafine nail fungus formulation. The Company has under development a topical formulation of the licensed butenafine compound that incorporates TopiCare Delivery Compounds for the treatment of nail fungus. The Company believes that approximately ten million patients experience nail fungal infections, a condition in which the nails become unsightly, malformed and, in some cases, require removal. There currently are no FDA-approved topical drug products for the treatment of nail fungus. The condition is generally treated with oral medication prescribed over many months. The Company believes that some people with fungus in the nail area do not receive treatment because of the potential side effects and costs associated with available oral dosage forms or the difficulty of an extended treatment program.

    The Company licensed from Kaken exclusive rights to its butenafine compound for nail fungus treatments in the United States, Canada, Western Europe, Scandinavia, Australia and New Zealand. The Company is developing a topical nail antifungal treatment that is designed to use the TopiCare Delivery Compounds to hold the butenafine agent in the nail and surrounding skin for a period of time sufficient to achieve significant clinical cure rates. The Company has completed two Phase II human clinical trials of its butenafine nail formulation. The Company entered into an agreement with Schering-Plough involving the development and, upon regulatory approval, the manufacturing, marketing and sale in the United States of certain nail antifungal products. The Company has also entered into a licensing agreement with a subsidiary of UCB, a multinational pharmaceutical and chemical company, to market certain topical prescription butenafine nail antifungal formulations in Europe, Africa and the Middle East. See "Collaborative Arrangements."

    Vitamin D analogs. The Company is developing psoriasis therapies using proprietary Vitamin D analogs and TopiCare Delivery Compounds. Psoriasis is a chronic skin condition characterized by inflammation and an abnormally rapid growth of skin cells that leads to dry, flaky, red, itchy skin. Industry sources indicate that approximately four million people in the United States suffer from psoriasis. Present treatments such as emollients and steroids either are ineffective or are not indicated for long-term use because of safety problems or because the skin stops responding to the treatment. Topical steroids, which are currently prescribed to two-thirds of patients with moderate to severe psoriasis, can cause side effects such as skin thinning and "rebound effect" (condition worsening after cessation of treatment as compared to before treatment) that limit long-term use of these products. A new promising area of psoriasis therapies are Vitamin D analogs, certain of which have demonstrated efficacy without the adverse side effects of steroids. One Vitamin D derivative treatment is currently on the market. However, this treatment does not cause total clearing of the psoriasis in most cases and should not be used on certain parts of the body because it can cause irritation. The Company is exploring the development of a therapy from a family of Vitamin D compounds which, when formulated with TopiCare Delivery Compounds, may provide increased potency, enhanced activity or duration of action, and better local safety than the currently available Vitamin D treatment. The Company is currently conducting preclinical and clinical testing of certain of these compounds in cream and ointment formulations. The Company has licensed rights to the Vitamin D analogs from Wisconsin Alumni Research Foundation ("WARF") and Renaissance Corporation ("Renaissance"). See "Collaborative Arrangements."

    NONPRESCRIPTION PRODUCTS

    DuraScreen. The Company has developed DuraScreen SPF15 and SPF30 sunscreens formulated with TopiCare Delivery Compounds, ultraviolet ("UV") absorbers and an infrared blocker. The Company estimates the market for physician promoted sunscreen in the United States to be approximately $100 million. Sunscreens with an SPF of 15 or higher are frequently recommended by dermatologists. Tanning, burning and skin damage, such as precancerous lesions, skin cancers, and accelerated skin aging, are a result of exposure to the sun's UV light rays. More than 600,000 new cases of skin cancer are diagnosed each year, and more than 90 percent of skin cancers are caused by sun exposure. Sun protection products that contain UV-absorbing chemical sunscreens can be very effective if they stay on the skin. However, many tend to wash off with perspiration, contact with water, or rubbing and therefore require frequent reapplication.

    The Company's DuraScreen products provide all-day waterproof protection with one application in a formula that is cosmetically appealing. DuraScreen is marketed in the United States by Pierre Fabre under an exclusive license. The Company has licensed the rights to market DuraScreen in Canada to Pharmascience. See "Collaborative Arrangements."

    Penederm Cream and Penederm Lotion; Lubriderm; and other OTC products. The Company has developed different treatments for severe dry skin that incorporate TopiCare Delivery Compounds. Industry sources estimate that skin lotions are used by approximately 80 percent of households in the United States. Lactic acid (an alpha-hydroxy acid) is known to be effective in the treatment of severe dry skin. The Company believes that the tendency of lactic acid and its salts to be irritating to sensitive dry skin and the lack of cosmetic appeal of certain existing formulations have generally limited their use.

    The Company has developed Penederm Cream and Penederm Lotion, formulations containing lactic acid and TopiCare Delivery Compounds. These products have demonstrated clinically effective relief of severe dry skin. In addition, these products indicated statistically superior protection against the irritation caused by detergents as compared to two leading over-the-counter products, as measured by erythema (redness) and dryness. Penederm Cream and Penederm Lotion have also been shown to be effective in treating dry skin associated with psoriasis and atopic dermatitis. The Company uses brokers to sell these products in the United States. The Company licenses to Warner proprietary product formulations containing TopiCare Delivery Compounds, which Warner markets under the trade names Lubriderm Moisture Recovery Alpha Hydroxy Formula Creme and Lotion, and has entered into an agreement with SmithKline whereby SmithKline will market in Europe other formulations containing TopiCare Delivery Compounds.

See "Risk Factors -- Marketing and Sales Uncertainties; Dependence on Collaborative Partners," "Sales and Marketing" and "Collaborative Arrangements."

    TopiCare Delivery Compounds. TopiCare Delivery Compounds can be designed in formulations to provide effective moisturization of the skin, to bind to the hair and skin, to be waterproof, non-occlusive and compatible with a broad range of cosmetic formulations and not to clog pores. The Company believes these advantages make the compounds candidates for use in cosmetics and skin care products, such as sunscreens, makeups, mascara, moisturizers, lipsticks, nail lacquers, soaps, shampoos and other hair care products. The Company has engaged exclusive distributors in the Americas and in Europe for the sale of its patented polymeric materials to the cosmetic and toiletry industries. Estee Lauder, Inc., Mary Kay Cosmetics, Inc., Maybelline, Inc., and Clinique Laboratories, Inc., among others, have purchased TopiCare Delivery Compounds for commercial use in certain cosmetic products. A global distribution network is comprised of Barnet Products Corporation, Nikko Chemicals Co., Ltd.,
Sederma S.A., and Bronson and Jacobs, Pty. Ltd., acting as distributors of TopiCare Delivery Compounds in the United States, Asia, Europe and South Africa, and Australia/New Zealand, respectively. The Company is discussing additional collaborative arrangements to commercialize TopiCare Delivery Compounds in additional cosmetic and consumer skin care and hair care products worldwide.

PRECLINICAL RESEARCH AND EARLY CLINICAL RESEARCH AND DEVELOPMENT

    The Company continues to evaluate new compound and product opportunities utilizing its TopiCare Delivery Compounds. The Company is conducting research to develop new types of butenafine formulations as line extensions to Mentax for treatment of skin fungus. Laboratory and Phase II human clinical studies conducted by the Company with corticosteroids, which are used for the topical treatment of psoriasis and other inflammatory disorders have demonstrated effective delivery of corticosteroids from TopiCare-containing formulations, with the potential for reduced systemic absorption. The Company is also conducting preclinical research on formulating TopiCare Delivery Compounds with Vitamin D analogs, other anti-oxidants and UV blockers to develop products which may prevent sun damage or reduce wrinkles.

    Although the Company has focused its research efforts on dermatology and skin care, the Company believes that there may be future opportunities for the application of the TopiCare Delivery Compounds for treatment of disorders in tissues other than skin. The Company has conducted preclinical research to determine whether its TopiCare Delivery Compounds have utility in other epithelial tissues, such as vaginal, oral or ophthalmic tissues. Laboratory studies have indicated that TopiCare Delivery Compounds may be useful in holding drugs in the eye for extended periods without being cleared by the natural tearing of the eye. Additionally, laboratory work has indicated that TopiCare Delivery Compounds may be used to deliver antifungal agents in a manner to reduce the recurrence of yeast infections in vaginal tissue. Preclinical studies are also ongoing to define the opportunities for TopiCare Delivery Compounds to deliver and hold agents to hair and hair follicles to determine ways to enhance the activity of those agents at targeted sites.

SALES AND MARKETING

    The Company's product commercialization strategy is to market prescription dermatologic drug products worldwide through a pharmaceutical specialty contract sales force in the United States and through licensing and other collaborative relationships in the United States and in geographies outside of the United States. For nonprescription skin and hair care markets, the Company plans to license out its technology worldwide.

    PRESCRIPTION PRODUCTS

    In the United States, the Company's strategy is to market its prescription products directly to the approximately 7,000 high prescribers of dermatologic products through a pharmaceutical specialty contract sales force of approximately 47 sales representatives specializing in pharmaceuticals and solely dedicated to Penederm products. The sales force commenced detailing to physicians in February 1997. The use of contract sales representatives as an alternative to an internal sales force is an emerging practice in the pharmaceutical industry and the Company believes that this approach will provide it with high quality sales representatives and a lower startup cost than if it hired and trained its own internal sales force. Each sales representative promotes the Company's products to an average of 150 high prescribing physicians of dermatologic products. In addition to promoting directly to high prescribing physicians of dermatologic products, the Company engages in an active advertising campaign geared towards these physicians through medical journals, medical publications, direct mail, conventions, electronic media and sampling of its products. The Company believes that its market penetration will be determined by its success in gaining high awareness and successful usage among these targeted customers. Sales and marketing expenditures are expected to increase significantly as a result of retaining the contract sales force and engaging in promotional activities related to product launch.

    In addition, the Company has entered into arrangements with collaborative partners for the marketing of certain pharmaceutical products in the United States. In June 1994, the Company entered into an agreement with Schering-Plough for the development, prescription product co-promotion, OTC product marketing and sale, and manufacture by Schering-Plough of certain Penederm nail antifungal and skin antifungal products in the United States and Canada. Schering-Plough has rights for promotion of the Mentax product to podiatrists in the U.S. In January 1997, Penederm entered into an arrangement with The Merck KGaA Group/Center Laboratories to co-promote in the United States Akne-Mycin and Cloderm. See "Collaborative Arrangements."

    NONPRESCRIPTION PRODUCTS

    The Company intends to compete in nonprescription markets in the United States through corporate partners and distributors. The Company currently has arrangements with Warner, Pierre Fabre, Schering-Plough and Barnet Products Limited for the sale of nonprescription products and TopiCare Delivery Compounds in the United States and is actively pursuing other arrangements in the United States. See "Collaborative Arrangements."

    MARKETS OUTSIDE OF THE UNITED STATES

    The Company intends to use distribution partners to market its products in geographies outside of the United States. The Company has agreements with Pharmascience for the distribution of Avita (trade named Vitinoin in Canada), Penederm Cream, Penederm Lotion and DuraScreen in Canada, with UCB for the distribution of nail antifungal products in Europe and the Middle East and with SmithKline to market certain OTC skin care products containing the Company's patented TopiCare Delivery Compounds in Europe. In addition, Nikko Chemicals Co., Ltd., Sederma S.A., and Bronson and Jacobs, Pty. Ltd. distribute TopiCare Delivery Compounds in Asia, Europe and South Africa, and Australia/New Zealand, respectively. See "Products -- Prescription Products ,-- Avita" and "-- Mentax," and "Products -- Nonprescription Products."

    In November 1995, certain TopiCare Delivery Compounds were approved by the Japanese Ministry of Health and Welfare for use in skin care products. This approval is important to the commercialization of the Company's TopiCare Delivery Compounds because they now may gain broader use as an ingredient in products whose formulations are made uniform for distribution worldwide.

COLLABORATIVE ARRANGEMENTS

    The Company's strategy for the research, development and commercialization of certain of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others. Set forth below is a description of the Company's significant collaborative arrangements. The Company is discussing additional collaborative arrangements to develop and commercialize certain products and as part of its strategy expects to continue to pursue such arrangements in the future. The Company believes that the establishment and success of such arrangements is an important element in the long term success of the Company. There can be no assurance that the Company will be able to maintain its current collaborative relationships or establish new relationships on acceptable terms, that the Company's current or future collaborative partners will perform their obligations under such relationships, or that such relationships will be commercially successful. See "Risk Factors -- Marketing and Sales Uncertainties; Dependence Upon Collaborative Partners," "-- Uncertainty of Future Product Development."

    IN-LICENSING AND CO-PROMOTION ARRANGEMENTS

    University of California. The Company has licensed from the University of California on a worldwide exclusive basis three United States and six foreign patents providing coverage in 17 counties outside of the U.S. for the technology underlying the TopiCare Delivery Compounds for the life of the patents. These patents will expire during 2007 and 2008. Under the license arrangement, the University of California is required to file, prosecute and maintain foreign patent applications as requested by the Company at the Company's expense. The University of California is entitled to royalties based on the revenues received by the Company from the TopiCare Delivery Compounds and products that incorporate the compounds. In general, these royalties range from 1.5 to 2.5 percent of net sales of the delivery technology component, as defined in the license agreement.

    Kaken. The Company has licensed from Kaken exclusive rights to develop skin, nail, and other topical antifungal products incorporating Kaken's proprietary butenafine compound in the United States, Canada, Mexico, and Central and South America. In addition, the Company has the exclusive right to develop and market nail antifungal products in additional territories, including Western Europe, Scandinavia, Australia and New Zealand. The Company made a payment of approximately $500,000 to Kaken in the first quarter of 1995 and an additional payment of approximately $500,000 in the fourth quarter of 1996. Additional future payments of approximately $1,200,000 would become due upon the achievement of certain other regulatory milestones related to the nail products. The Company believes that the achievement of these additional milestones would occur, if at all, over several years. In addition, the Company has agreed to purchase butenafine raw material from Kaken.

    WARF and Renaissance. The Company has entered into an exclusive license with WARF for the North American rights to develop topical and oral therapies for a variety of skin diseases using Vitamin D metabolites and synthetic compounds and to use a database of information regarding these metabolites and compounds. The Company has licensed from WARF and Renaissance certain patents awarded to two leading Vitamin D scientists. The Company's first disease target for these Vitamin D analogs is psoriasis. The Company paid initial licensing fees to WARF and certain patent licensing fees to Renaissance and will make payments contingent upon achievement of product development and regulatory milestones and will pay royalties upon any future product sales.

    The Merck KGaA Group/Center Laboratories. The Company has entered into an arrangement with The Merck KGaA Group/Center Laboratories to co-promote in the Unites States Akne-Mycin, a topical cream ointment containing erythromycin, and Cloderm, a mid-potency topical steroid. Under this arrangement, the parties will share profits in relation to their relative contributions to the marketing effort.



    DEVELOPMENT AND DISTRIBUTION

    Schering-Plough. The Company has entered into an agreement with Schering-Plough for the development, prescription product co-promotion, OTC product marketing and sale, and manufacture by Schering-Plough of certain Penederm nail antifungal and, at Schering-Plough's option, skin antifungal products in the United States and Canada. Pursuant to the agreement, Schering-Plough and the Company will collaborate in the development of, and the regulatory filing related to, the antifungal products, and Schering-Plough will have co-promotion and marketing rights with respect to podiatrists and the Company will maintain exclusive rights to promote and market the products to all other prescription audiences. The Company and Schering-Plough currently contemplate co-promoting the products as one brand. The agreement provides for Schering-Plough to pay the Company upfront fees, development support and milestone payments if certain conditions are met, including, but not limited to, clinical development and regulatory approval of, and option payments for, the antifungal products. In addition, the Company would receive royalties upon product sales and the exclusive right to supply certain raw materials. The agreement may be terminated by Schering-Plough at any time. In that event, the marketing rights would revert to the Company, including the right to sublicense to another development partner.

    UCB. The Company has entered into a licensing agreement with a subsidiary of UCB to market certain topical prescription butenafine antifungal formulations in Europe, Africa and the Middle East. UCB will complete clinical development and seek regulatory approval in the countries under the agreement. The agreement provides the Company with upfront and milestone payments, a royalty on sales and a supply agreement for its TopiCare Delivery Compounds.

    Pharmascience. The Company has entered into an agreement with Pharmascience to market retinoic acid prescription products, DuraScreen and Penederm Lotion and Penederm Cream in Canada. Pharmascience launched these products in 1995. Terms of the license include supply arrangements and royalties payable to the Company based on net product sales.

    Warner. The Company has licensed to Warner proprietary formulations containing TopiCare Delivery Compounds to create Lubriderm Moisture Recovery Alpha Hydroxy Acid Creme and Lotion products. Warner launched these products nationally in August 1994 and is marketing these products in the United States and Canada. Terms of the license include supply arrangements, fees and royalties payable to the Company based on net product sales. The agreement with Warner in the United States is expected to terminate at the end of 1997, but continue with respect to Canada.

    SmithKline. The Company has entered into an agreement with SmithKline whereby SmithKline will market in Europe certain OTC products containing TopiCare Delivery Compounds. The Company will receive certain milestone payments and royalties on sales of these SmithKline products, in addition to sales from the supply of TopiCare Delivery Compounds.

    Pierre Fabre. Pierre Fabre acquired from Schwarz Pharma Inc. the U.S. marketing rights to the DuraScreen product line in 1996, and will continue to pay the Company royalties based on annual net sales of DuraScreen and purchase TopiCare Delivery Compounds from the Company on the same terms as the original distributor.

    TopiCare Delivery Compound Distributors. The Company has established a global distribution network for the sale of its TopiCare Delivery Compounds for use in cosmetics and skin care products. Barnet Products Corporation Limited, Nikko Chemicals Co., Ltd., Sederma S.A., and Bronson and Jacobs, Pty. Ltd. act as distributors of TopiCare Delivery Compounds in the United States, Asia, Europe and South Africa, and Australia/New Zealand, respectively. TopiCare is sold through these distributors on a purchase order basis.

RESEARCH AND DEVELOPMENT EXPENDITURES

    Penederm charges research and development expenses to operations as incurred. Such expenses for 1996, 1995 and 1994 were $5,292,000, $5,713,000, and
$4,509,000, respectively.

MANUFACTURING AND RAW MATERIALS

    The Company contracts with third parties to manufacture its finished products and the TopiCare Delivery Compounds, subject to strict industry and governmental standards. By using contract manufacturers, the Company has avoided the need to invest in substantial production equipment or hire a manufacturing labor force to make its products. The Company currently has no plans to establish internal manufacturing facilities, but does intend to continue qualifying multiple contract manufacturers. The Company currently has two qualified manufacturing sites for TopiCare Delivery Compounds, one qualified manufacturing site for Avita and Mentax and two qualified manufacturing sites for Penederm Cream, Penederm Lotion, DuraScreen and Lubriderm. The Company intends to maintain rights to the manufacture of certain finished products and TopiCare Delivery Compounds.

    The Company is dependent upon third parties for the supply of raw materials used to produce TopiCare Delivery Compounds and finished products. One of the materials used in the compounds is currently available from only one supplier, Bayer Corporation ("Bayer"). Bayer is a major worldwide chemical company, and it supplies this ingredient as a commodity to the Company on a purchase order basis and to many other users in much larger quantities than it supplies to the Company. The Company currently obtains certain other raw materials, including butenafine and retinoic acid, from other sole sources. The Company currently secures many of these supplies pursuant to contracts that are terminable on short notice or purchase orders. In the event of termination or breach by a supplier or other failure to continue to supply materials, the Company would be required to secure and qualify an alternate supplier. Although the Company has not experienced difficulty acquiring raw materials necessary for the production of commercial quantities of its compounds, maintains significant inventory of the necessary raw materials and believes it could qualify alternate suppliers for these materials, the Company continues to attempt to identify an alternate supplier for the material now available only from Bayer. There can be no assurance that the Company would not experience a disruption in manufacturing if it experienced a disruption in supply from any sole source. Any significant interruption of supply or significant increase in the cost of raw materials could have a material adverse effect on the Company's ability to produce its compounds and finished products.

PATENTS AND PROPRIETARY TECHNOLOGY

    The basic technology underlying the TopiCare Delivery Compounds was originally discovered by researchers at the University of California, Irvine and has been patented by the University of California. In 1987, the University of California granted the Company an exclusive worldwide license for the life of the applicable patents to use and develop this technology. Under this license, the University of California is required to maintain, at the Company's expense, all United States patent rights with respect to the licensed technology and to file and prosecute patent applications in foreign countries when requested by the Company. The University of California is entitled to royalties based on the revenues received by the Company from the TopiCare Delivery Compounds and products that incorporate the compounds. In general, these royalties range from
1.5 to 2.5 percent of net sales of the delivery technology component, as defined in the license agreement.

    To date, the Company has exclusive rights to three United States patents and six foreign patents covering 17 countries outside of the U.S. obtained by the University of California and relating to the uses of the TopiCare Delivery Compounds. These patents will expire in 2007 and 2008. In addition, the Company has applied for four patents in Japan for cosmetic applications and one U.S and one foreign patent covering 19 countries outside of the U.S.

    The Company's policy is to protect its technology by, among other things, filing, or requiring the University of California to file, patent applications for technology that it considers important to the development of its business. The Company has filed one United States patent application and a corresponding Patent Cooperation Treaty application and also has four foreign patent applications pending. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products that it develops. There can be no assurance that any additional patents will be issued, or, if issued, that they will be of commercial benefit to the Company. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford. Furthermore, there can be no assurance that litigation seeking to challenge such patent protection will not be brought against the Company or the University of California or that the Company's or the University of California's patents will not be successfully challenged. The expenses involved in any patent litigation can be significant and cannot be estimated by the Company. In addition, there can be no assurance that the Company will be successful in the current proceeding or that the scope and validity of the Company's or the University of California's existing or future patents, if any, will prevent third parties from developing similar or competing products.

    The Company has also licensed certain composition of matter, process and use patents from WARF and Renaissance related to various Vitamin D compounds.

    A substantial number of patents have been issued to other pharmaceutical and drug delivery companies. Pharmaceutical companies, drug delivery system companies and others, including competitors, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's or the University of California's future patent applications will result in issued patents or that any patents will afford significant protection against competitors with similar technology. There can be no assurance that any patents issued to the Company, the University of California or other licensors of drug compounds or skin care agents to the Company, such as Kaken, WARF and Renaissance, will not be infringed or circumvented by others, or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, or at all. In addition, there can be no assurance that the Company's, the University of California's or other licensors' existing or future patents, if any, would be held valid by a court of competent jurisdiction.

    Third parties may hold or be issued patents which the Company's technology may infringe. The Company could incur substantial costs in defending itself and its partners against any resulting claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to further develop or commercialize its products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company.

    The Company also relies upon unpatented trade secrets and know-how, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

    The United States Patent and Trademark Office ("PTO") has recently adopted changes to United States patent law which changed the term of issued patents, subject to certain transition periods, to 20 years from the date of filing rather than 17 years from date of issuance. For applications filed after June 7, 1995, the patent term will be 20 years from the earliest effective filing date of the priority patent application. Such change may reduce the effective term of protection for patents that are pending for more than three years in the PTO. While the Company cannot predict the effect that such changes may have on its business, the adoption of such changes could have a material adverse effect on the Company's ability to protect its proprietary information and sustain the commercial viability of its products. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents. These changes in the patent law do not, however, affect the existing patents for the technology underlying the TopiCare Delivery Compounds, for Mentax licensed from Kaken, or for the Vitamin D analogs licensed from WARF and Renaissance.

    It is the Company's policy to require its employees and consultants to execute a confidentiality agreement upon the commencement of employment by or consultancy to the Company. Each agreement provides that all confidential information developed or made known to the employee or consultant during the course of employment or consultancy will be kept confidential and not disclosed to third parties except in specified circumstances and that all inventions conceived by the employee or consultant shall be the exclusive property of the Company. In addition, the Company enters into confidentiality agreements with all collaborators and potential collaborators. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

    FDA Requirements for Drug Compounds. The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and FDA refusal to approve pending premarket approval applications or supplements to approved applications.

    Investigational New Drug Applications. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (ii) the submission to the FDA of an IND, which must become effective before clinical testing may commence; (iii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug; (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to current Good Manufacturing Practice ("cGMP") requirements, and preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical studies may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense. The Company has filed INDs for retinoic acid and Mentax skin and nail antifungal formulations and a Vitamin D analog formulation and has conducted clinical testing of those formulations and other formulations incorporating other drugs under IND submissions filed by others.

    New and Abbreviated New Drug Applications. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

    After completion of the required clinical testing, generally an NDA is submitted. FDA approval of the NDA (or, in the alternative an Abbreviated New Drug Applications ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 12 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee typically a panel of clinicians for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities to ensure that the facilities are in compliance with applicable cGMP requirements. If FDA evaluations of the NDA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

    In circumstances where a company submits an NDA for a novel formulation of an active drug ingredient already approved by the FDA, clinical and preclinical testing requirements may not be as extensive. Limited additional data about the safety and/or effectiveness of the proposed new drug formulation, along with chemistry and manufacturing information and public information about the active ingredient, may be satisfactory for product approval. Consequently, the new product formulation may receive marketing approval more rapidly than a traditional full NDA, although there can be no assurance that a product will be granted such treatment by the FDA or, if granted, will result in an approval.

    Once patent and other statutory protections covering a drug approved under an NDA have expired or have been demonstrated not to apply, a generic equivalent to that drug may be approved under an ANDA. An ANDA usually is based upon bioequivalence data that demonstrate that the rate and extent of absorption of the active drug ingredient of the generic drug, usually measured in the blood stream, is equivalent to that of the drug approved under an NDA. The demonstration of bioequivalence and, therefore, ANDA approval generally requires less time than safety and efficacy studies and NDA approval.

    Although ANDAs are not available for the Company's retinoic acid products because these products contain excipients not included in the marketed retinoic acid products, the Company believes ANDAs may be available for the Company's future topical formulations of drugs that have already been approved by the FDA. Nevertheless, because there can be no assurance that other drugs utilizing the TopiCare Delivery Compounds will be eligible for ANDAs, and because standard bioequivalence studies may be of questionable utility in dermatologics, which are generally non-systemically absorbed, the Company intends to perform clinical studies to establish the safety, effectiveness, and therapeutic equivalence of its new drugs to listed drugs in order to support the ANDAs it expects to file for future products.

    Premarket approval under section 505(b)(2) of the FDC Act may be appropriate for certain future drugs developed by the Company. Section 505(b)(2) allows the FDA to approve an NDA using shortened procedures, usually for drugs that have proven safety profiles because of the market place performance among a large population. In a 505(b)(2) application, a company may rely on clinical investigations conducted by others to which it does not hold a right of reference. In general, a 505(b)(2) application is supported by two or three clinical studies among the target population group designed to verify the safety and efficacy of the drug product in that population using that target dose and dose sequence. The cost of this approach is typically much less than a standard NDA.

    Until an NDA, ANDA or Section 505(b)(2) application is actually approved, there can be no assurance that the information requested and submitted will be considered adequate by the FDA to justify approval. It is impossible to anticipate the amount of time that will be required to obtain approval from the FDA to market any product.

    OTC Drug Products. Most OTC drug products marketed in the United States are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then on the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. For certain categories of OTC drug products not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so poses a potential health hazard to consumers. The active ingredients in DuraScreen are covered by the FDA tentative final monograph for OTC sunscreen drug products issued May 12, 1993, and the Company believes that it has formulated and labeled DuraScreen in accordance with that proposed regulation. Changes in that monograph may require changes to the product and its labeling. OTC drug products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

    Manufacturing. Each domestic drug manufacturing facility must be registered with FDA. Domestic drug manufacturing establishments are subject to inspection by the FDA and must comply with cGMP. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or corresponding regulatory agencies in countries under reciprocal agreements with the FDA. Drug product manufacturing establishments located in California must be licensed by the State of California in compliance with local regulatory requirements. The Company uses and will continue to use contract manufacturers to produce its products in commercial quantities. The Company will audit its contract manufacturers periodically to monitor their compliance with cGMP, although there can be no guarantee that future FDA inspections will proceed without any compliance issues requiring the expenditure of money or other resources.

    Foreign Regulation of Drug Compounds. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there are some procedures for unified filings for certain European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, external consultants, and Company expertise to obtain governmental approval in foreign countries of drug formulations utilizing its compounds.

    Cosmetics. Cosmetics do not require approval by the FDA for marketing in the United States. Cosmetic products must be safe under normal conditions of use and must comply with FDA labeling regulations.

COMPETITION

    In the development and marketing of dermatologic drugs, skin care products and drug delivery systems, the Company faces significant competition from, among others, large pharmaceutical companies with established dermatology divisions, such as Ortho Pharmaceutical Company, a subsidiary of Johnson & Johnson, Schering-Plough, Upjohn Co. and Westwood Pharmaceuticals Inc., a subsidiary of Bristol-Myers. The Company expects that its principal competition with respect to Avita will be the retinoic acid products marketed by Johnson & Johnson. The Johnson & Johnson products have been on the market for many years and have substantially all of the market share for prescription acne treatments. The Company is aware of other companies that have developed prescription acne treatments formulated with retinoids that are newly-approved and that may also present substantial competition for Avita, including one product developed by Galderma that has been launched in the United States and a second product from Johnson & Johnson tretinoin gel product with a reduced irritation claim. The Company expects that its principal competition with respect to Mentax will be products marketed by Allergan Inc., Johnson & Johnson, Novartis (formerly Sandoz Pharmaceuticals) and Glaxo Wellcome plc. Most of the Company's competitors have substantially greater financial, technical, production, marketing and regulatory experience and resources, larger sales and marketing forces and more experience than the Company in developing, commercializing and marketing drug and skin care products. The Company also competes with several smaller companies which have been formed to develop unique delivery systems or to produce competing drug or skin care products. In recent years, several other companies have been formed and, in certain instances, are collaborating with large pharmaceutical companies, to develop specific drug delivery systems or drug or skin care products that might compete directly with the Company's technologies and products. Drug delivery systems and products developed by the Company's competitors may be superior to, or gain greater or faster market acceptance than, the Company's drug delivery systems and products. The Company also faces competition from universities and related entities seeking to develop drug delivery technologies and to earn revenues from technology and patent licensing. In addition, these companies and academic and research institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

    Competition in the dermatology market is generally based on performance characteristics and, to a somewhat lesser extent, price. Acceptance by doctors and patients, of which there can be no assurance, is crucial to the success of a product. There can be no assurance that the Company's current products and products under development will be able to compete successfully with existing products or that other companies, universities and other institutions will not be able to develop products that compete effectively with the Company's current products and products under development.

    In licensing its compounds for use in cosmetics and consumer skin care products, the Company faces strong competition both from specialty chemical companies and from cosmetic companies with substantially greater resources that develop their own formulating agents. The Company expects technological developments to occur at a rapid rate and believes that competition may intensify as technological advances in the field are made and become more widely known.


SCIENTIFIC ADVISORY BOARD

         The Company has established a Scientific Advisory Board composed of individuals with expertise in the fields of dermatology, topical drug delivery and non-prescription skin care. The Scientific Advisory Board was formed to assist in establishing strategic research and development policy. The members of the Scientific Advisory Board meet as a group periodically. In addition, members of the Scientific Advisory Board also meet from time to time on an individual basis with scientists and management of the Company to review projects and programs. Individual members of the Scientific Advisory Board help guide the Company's clinical and scientific evaluation programs. If appropriate, certain members of the Scientific Advisory Board conduct clinical studies of the Company's formulations as investigators and conduct experiments on behalf of the Company. The Company intends to expand the Scientific Advisory Board and continue to use other external research consultants as the number of its products increases.

         As of December 31, 1996, the members of Penederm's Scientific Advisory Board were as follows:

             NAME                 AFFILIATION
             ----                 -----------
Albert M.  Kligman, M.D., Ph.D.   Professor of Dermatology, University of Pennsylvania
                                  School of Medicine
Gerald G. Krueger, M.D.           Professor of Medicine, University of Utah School of
                                  Medicine
James Leyden, M.D.                Professor of Dermatology, University of Pennsylvania
                                  School of Medicine
Nicholas J. Lowe, M.D.            Clinical Professor of Dermatology, University of California,
                                  Los Angeles, School of Medicine
Gerald D. Weinstein, M.D.         Professor and Chairman, Department of Dermatology, University
                                  of California, Irvine, College of Medicine

HUMAN RESOURCES

    As of December 31, 1996, the Company had 39 employees, 27 of whom were engaged in research and development, three in marketing and sales activities, and nine in finance, administration and operations. The Company believes that its future success will depend upon its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees is represented by a labor organization. The Company believes that its employee relations are good.



RISK FACTORS

         The statements in this Annual Report on Form 10-K and other statements made by the company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The following risk factors should be considered carefully in evaluating the Company and its business by he company's shareholders and by prospective investors in the Company.

         Uncertainty of Commercial Launch and Market Acceptance of Prescription Products. Although the FDA has notified the Company that certain Avita and Mentax products have been cleared for marketing, these products will face manufacturing, sales and marketing, market acceptance and other risks associated with the market launch and commercialization of prescription pharmaceutical products. The Company relies on third-party contract manufacturers for commercial production of all of its products. There can be no assurance that the Company will be able to obtain contract manufacturing of adequate quantities on a timely basis or on commercially acceptable terms, if at all, for its products. The Company has commenced marketing in the United States prescription products through a pharmaceutical specialty contract sales force. The Company has no experience using a contract sales force or promoting prescription products, and there can be no assurance that the Company will be able to establish and maintain a successful marketing and sales effort. A number of factors may limit the market acceptance of the Company's products, including the timing of market entry, the availability of alternative products, the price of the Company's products relative to alternative products, the availability of third-party reimbursement, acceptance by prescribing physicians, managed care providers and patients, the nature of publicity regarding the products (if any), and the extent of marketing efforts by the Company's collaborators or partners (if any). The Company's products will be subject to continued post-market review which may result in restrictions on marketing or withdrawal of any such products from the market. There can be no assurance that prescribing physicians, managed care providers or patients will demand the products in quantities consistent with expectations of public market analysts and investors. The failure of such products to receive regulatory approval or market acceptance could have a material adverse effect on the Company's operating results or the market price of the Company's Common Stock.

         Competition and Technological Change. The Company faces significant competition from, among others, large pharmaceutical companies with established dermatology divisions. The Company expects that its principal competition with respect to Mentax will be products marketed by Allergan Inc., Johnson & Johnson, Novartis (formerly Sandoz Pharmaceuticals) and Glaxo Wellcome plc. The Company expects that its principal competition with respect to Avita initially will be the retinoic acid products marketed by Johnson & Johnson. Such Johnson & Johnson products have been on the market for many years and have substantially all of the market share for prescription acne treatments. The Company is aware of other newly-approved novel acne treatments that may present substantial competition for Avita, including another Johnson & Johnson tretinoin gel product that has a reduced irritation claim. Most of the Company's competitors have substantially greater financial, technical, production, marketing and regulatory experience and resources, larger sales and marketing forces and more experience than the Company in developing, commercializing and marketing drug and skin care products. There can be no assurance that the Company's existing and proposed products, including Avita and Mentax, will compete successfully with the existing and proposed products of the Company's competitors, and the failure of the Company's products to do so would have a material adverse effect on the Company's operating results.

         The Company's current products and those under development are based on relatively new technologies. The Company expects technological developments in its business to occur at a rapid rate and believes that competition may intensify as technological advances in the field are made and become more widely known. In recent years, several other companies have been formed and, in certain instances, are collaborating with large pharmaceutical companies, to develop specific drug delivery systems or drug or skin care products that might compete directly with the Company's technologies and products. Delivery systems and products developed by the Company's competitors may be superior to, or gain greater or faster market acceptance than, the Company's drug delivery systems and products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's products and technologies obsolete or noncompetitive. See "Business -- Competition."

         Dependence on Sole Suppliers and Third Party Manufacturers. The Company is dependent on third parties for both the supply of raw materials used to produce TopiCare Delivery Compounds and finished products and the manufacturing of these compounds and products. One of the materials used in TopiCare Delivery Compounds is currently available from only one supplier, Bayer. The Company currently obtains certain other raw materials, including butenafine and retinoic acid, from other sole sources. The Company currently secures many of these supplies pursuant to purchase orders or contracts that are terminable on short notice. In the event of termination or breach by a supplier or other failure to continue to supply materials, the Company would be required to secure and qualify an alternate supplier. Although the Company has not experienced difficulty acquiring raw materials, maintains significant inventories of these materials and believes it could qualify alternate suppliers for these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company would be able to timely secure the materials necessary to produce its products so as to not experience a disruption in manufacturing if a supplier breached or terminated its contract and the Company experienced a disruption in supply. Any significant interruption in the supply of raw materials could have a material adverse effect on the Company's ability to produce its compounds and finished products and its operating results.

         The Company neither has nor plans to acquire the equipment and facilities necessary to manufacture its current and future products and is and will be dependent upon third-party contract manufacturers for commercial production of all of its existing and proposed products. The Company currently secures the manufacture of its products pursuant to contracts or purchase orders. In the event of breach by a manufacturer or other failure to provide manufacturing services, the Company would be required to secure and qualify an alternate manufacturer, which could delay production and sale of the Company's products. In addition, because the Company must contract for the manufacture of its products, the Company has little control over the production of finished products and the associated raw materials costs. There can be no assurance that the Company will continue to be able to obtain contract manufacturing on commercially acceptable terms, if at all, for its products in the quantities required. Quality control and manufacturing problems have arisen from time to time, and there can be no assurance that future manufacturing or quality control problems will not arise at the plants of the Company's contract manufacturers or that such manufacturers will be able to maintain the necessary licenses from governmental authorities to continue or to commence manufacturing the Company's products. For example, in 1994 one of the Company's contract manufacturers had certain regulatory deficiencies which led to the Company removing the manufacturer from its drug application and qualifying a new manufacturing site. There can be no assurance that the Company will be able to secure the timely and cost-efficient manufacture of its products in accordance with FDA requirements from these independent parties, and the inability of the Company to do so could have a material adverse effect on the Company's operating results. See "Business -- Manufacturing and Raw Materials."

         Marketing and Sales Uncertainties; Dependence on Collaborative Partners for Product Distribution. The Company has commenced marketing in the United States prescription products through a pharmaceutical specialty contract sales force of approximately 47 sales representatives specializing in pharmaceuticals and solely dedicated to Penederm products. Although the pharmaceutical specialty contract sales force consists of personnel with experience promoting dermatological or other pharmaceutical products, none of the sales representatives has experience working under the direction of the Company or promoting its products and some do not have experience promoting dermatological products. Accordingly, the ongoing training and management of the sales force will require significant management attention and cost. The Company has no experience establishing, training or managing a contract sales force or promoting prescription products. In addition, the sales representatives are not directly employed by the Company, and the Company is dependent upon third parties for some aspects of the management of the sales force. There can be no assurance that the Company will be able to successfully train and maintain a contract sales force or that such sales force will be able to commercialize Avita, Mentax or any of the Company's other products successfully. The inability to establish a successful sales effort would have a material adverse effect on the Company's operating results.

         The Company's strategy for the distribution of certain of its products, including prescription products in certain geographic territories, requires entering into various arrangements with corporate collaborators, such as Schering-Plough, Warner, UCB, Pharmascience Inc., and SmithKline. Revenues from these agreements constituted substantially all of the Company's revenues in 1996. These agreements often are of short duration, terminable with little or no notice and subject to periodic amendment. Although the Company believes parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations, that the agreements will not be terminated or renegotiated or that the Company will derive any revenue from such arrangements. Any such event could have a material adverse effect on the Company's operating results. The Company intends to seek additional collaborative arrangements to commercialize certain of its products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that current or future collaborative arrangements will be successful.

         In 1996, four unaffiliated customers accounted for approximately 28 percent ($816,000), 25 percent ($736,000), 18 percent ($519,000), and 15 percent
($430,000) of the Company's revenues. See "Business -- Sales and Marketing" and "-- Collaborative Arrangements."

         Fluctuations in Quarterly Results; History of Operating Losses. The Company's future operating results may be subject to significant quarterly variations based on a wide variety of factors, including, but not limited to, the timing of regulatory notifications and approvals, the timing of the commercial introduction of Avita and Mentax in the United States, the timing of the commercial introduction of other products both in the United States and abroad, the timing and extent of marketing efforts by the Company and its partners, the timing of contract payments to and from the Company, the introduction of competing products by other companies, the pricing of existing and future products by the Company's competitors, the publication of clinical results from the Company's products under development, interruptions in the supply of raw materials necessary to produce the Company's products, and interruptions or delays in the manufacturing of such products. In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for the product by patients and physicians. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that resales do not meet distributors' or wholesalers' expectations. The Company's expense levels are based, in part, on its expectations of future sales levels and have begun to increase significantly as the Company expands its sales and marketing efforts in preparation for the product launch of Avita and Mentax. The Company may be unable to estimate accurately when revenues will be realized from the sales of these and other products. If sales are below expectations or the release of products is delayed, the Company's quarterly and annual operating results will be adversely affected, which would have a material adverse effect on the market price of the Company's Common Stock. In any event, it is likely that in future quarters the Company's operating results may from time to time be below the expectations of public market analysts and investors, which also could have a material adverse effect on the price of the Company's Common Stock.

         The Company is in the early stages of commercializing its products and developing collaborative relationships. To date, the Company has generated only limited revenues from the sale of its products and from licensing arrangements. As of December 31, 1996 the Company had accumulated net losses of approximately $38.4 million. To achieve profitable operations, the Company must, among other things, successfully develop and market its products and may need to establish significant long-term collaborative relationships with other pharmaceutical companies. The Company's products under development will require significant additional development, laboratory and clinical testing, regulatory approvals and investment prior to commercialization. The Company may continue to incur significant additional operating losses depending principally on the market acceptance of the Company's products, the success of product development efforts, the timing of potential FDA approvals and subsequent launch of the drug products, the timing of expenditures and other related factors. There can be no assurance that the Company will achieve profitability. See Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters," Item 6 "Selected Financial Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Government Regulation; No Assurance of Product Approvals. The research, testing, manufacture and marketing of drug products is subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with FDA or other applicable regulatory requirements may subject a company to administrative or judicially-imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending premarket approval applications or supplements to approved applications. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Furthermore, such approval process is extremely expensive and uncertain. There can be no assurance that the Company will be able to obtain the labeling claims necessary or desirable for the promotion of those products. FDA requirements prohibit the marketing or promotion of a drug for unapproved indications. Furthermore, regulatory marketing approval may entail ongoing requirements for postmarketing studies. Even after regulatory approval is obtained, whether for Avita or Mentax or potential future products of the Company, a marketed product, its manufacture and its manufacturing facilities are subject to continued regulatory review and periodic inspection by the FDA. Later discovery of previously unknown problems or failure to comply with applicable regulatory requirements may result in penalties such as restrictions on a product's marketing or withdrawal of the product from the market.

         Prior to the submission of premarket approval applications, drugs developed by the Company must undergo rigorous preclinical and clinical testing, which may take several years and the expenditure of substantial resources. Before commencing clinical trials in humans, the Company must submit to the FDA and receive clearance of an IND. There can be no assurance that submission of an IND for future clinical testing of any products under development or other future products of the Company would result in FDA authorization to commence clinical trials or that the Company will be able to obtain the necessary approvals for future clinical testing in any foreign jurisdiction. Further, there can be no assurance that if such testing of products under development is completed, any such drug compounds will be accepted for formal review by the FDA or any foreign regulatory body or approved by the FDA for marketing in the United States or by any such foreign regulatory bodies for marketing in particular foreign jurisdictions.

         The Company's research and development involves the controlled use of hazardous materials, including but not limited to chemicals, fungi and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the coverage limits of or not be covered by the Company's insurance and could have a material adverse effect on the Company's operating results. See "Business -- Government Regulation."

         Uncertainty of Future Product Development. The future success of the Company will be dependent upon development of new products that obtain regulatory approval and market acceptance. Such development will require that the Company successfully identify appropriate products, compounds or technologies and that the Company obtain any necessary rights thereto. The Company's strategy for the development of future products requires entering into various arrangements with third party development partners, licensors and licensees, such as Kaken, Schering-Plough WARF and Renaissance. The development of new pharmaceutical products is subject to a number of significant risks and uncertainties. Potential products, compounds or technologies that appear to be promising at various stages of development may not receive regulatory approval, reach the market or achieve widespread use for a number of reasons. In any event, development of new products will subject the Company to significant product development costs for which the Company may never receive revenue or for which revenue may be significantly delayed. In addition, the Company may be required to pay royalties or other license development or commercialization fees, which could have a material adverse effect on the profitability of such products to the Company. There can be no assurance that the Company will be able to in-license products, compounds or technologies on terms financially acceptable to the Company, successfully develop potential products, obtain regulatory approval for any such products, obtain necessary support from third party collaborators, or successfully commercialize such products, and the inability of the Company to do so could have a material adverse affect on the Company's operating results.

         Proprietary Technology; Patent Protection. The Company's success, competitive position, revenue and profits, if any, will depend in part upon its ability to obtain patent protection in various jurisdictions related to the technologies and processes it possesses and the technologies and products it develops. The University of California has obtained three United States and 17 foreign patents for the technology underlying the TopiCare Delivery Compounds and has licensed these patents to the Company on a worldwide exclusive basis for the life of the patents. These patents will expire in 2007 and 2008. Under the license arrangement, the University of California is required to file, prosecute and maintain foreign patent applications as requested by the Company at the Company's expense. The Company has licensed rights to certain patented compounds from Kaken, WARF, and Renaissance and in the future may license patented compounds from other parties. Any failure by these parties properly to file, prosecute or maintain any such patents licensed by the Company could materially adversely affect the Company's operating results.

         The Company has filed and intends to file additional patent applications, when appropriate, relating to its technologies, improvements to its technologies and specific products that it develops and to direct the University of California to file any additional patent applications where appropriate. The Company has filed one United States patent application and a corresponding Patent Cooperation Treaty application and also has four foreign patent applications pending. The scope and breadth of patent protection with respect to pharmaceutical products is uncertain and involves complex legal, scientific and factual questions. Accordingly, it is impossible to anticipate the breadth or degree of protection that any such patents will afford. Furthermore, there can be no assurance that litigation seeking to challenge such patent protection will not be brought against the Company or the University of California or that the Company's or the University of California's patents will not be successfully challenged. The expenses involved in any patent litigation can be significant and cannot be estimated by the Company. In addition, there can be no assurance that the scope and validity of the Company's or the University of California's existing or future patents, if any, will prevent third parties from developing similar or competing products.

         Third parties may hold or be issued patents which the Company's technology may infringe. The Company could incur substantial costs in defending itself and its collaborative partners against any resulting claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to further develop or commercialize its products in the United States and abroad, and could result in the award of substantial damages. In the event of a claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company will be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such license could have a material adverse effect on the Company's operating results.

         In July 1996, Johnson & Johnson filed a complaint in federal district court alleging that the Company's Avita gel formulation infringes a Johnson & Johnson patent. The parties entered into a settlement agreement in December 1996 pursuant to which the Company agreed not to market the Avita gel formulation before the expiration of the Johnson & Johnson patent in January 1998.

         The Company also relies upon unpatented trade secrets and know-how. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

         The PTO has recently adopted changes to United States patent law which changed the term of issued patents, subject to certain transition periods, to 20 years from the date of filing rather than 17 years from date of issuance. For applications filed after June 7, 1995, the patent term will be 20 years from the earliest effective filing date of the priority patent application. Such change may reduce the effective term of protection for patents that are pending for more than three years in the PTO. While the Company cannot predict the effect that such changes will have on its business, the adoption of such changes could have a material adverse effect on the Company's ability to protect its proprietary information and sustain the commercial viability of its products. Furthermore, the possibility of shorter terms of patent protection, combined with the lengthy FDA review process and possibility of extensive delays in such process, could effectively further reduce the term during which a marketed product could be protected by patents. See "Business -- Products -- Prescription Products" and "-- Patents and Proprietary Technology."

         Uncertainty of Pharmaceutical Pricing and Reimbursement. The Company's business may be materially adversely affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most international markets, pricing of prescription pharmaceuticals is subject to government price controls. In these markets, once marketing approval is received, pricing negotiation could take another six to 12 months or longer. In the United States there have been, and there may continue to be, federal and state proposals to implement similar government price controls. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any current or future products and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's products, the Company's ability to commercialize its products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ability to commercialize its products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any of the Company's products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting the level of reimbursement for new therapeutic products, and be refusing, in some cases, to provide coverage or reimbursement for indications for which the FDA has not granted marketing clearance. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

         Dependence on Key Personnel. The success of the Company is dependent upon its ability to retain and attract highly qualified scientific, management and marketing personnel. The Company faces intense competition for personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in attracting and retaining key personnel. The loss of key personnel, or the inability to attract and retain the additional, highly-skilled employees required for the expansion of the Company's activities, could adversely affect its business. See Item 10 "Directors and Executive Officers of the Registrant."

         Risk of Product Liability Claims; No Assurance of Adequate Insurance. Testing, manufacturing and marketing of the Company's products entail a risk of product liability. In addition, third-party manufacturers of certain drugs and skin care agents used by the Company in its products have limited contractual responsibility for product liability. Although the Company has obtained aggregate product liability insurance coverage in the amount of $3,000,000, there can be no assurance that the existing coverage is adequate for current operations. Furthermore, this existing coverage may not be adequate as the Company further develops products, and there can be no assurance that additional insurance coverage will be available in the future at an acceptable cost, if at all. Failure of the Company to prevail on a product liability claim could have a material adverse effect on the Company's operating results. In addition, the Company could incur substantial costs in defending a claim, even where that claim was ultimately unsuccessful, and defense of any such claim could divert management's efforts and attention from the Company's business and have a material adverse effect on the Company's operating results.

         Volatility of Stock Price. The Nasdaq National Market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Common Stock, like the stock prices of many publicly traded pharmaceutical and biotechnology companies, has been, and may continue to be, highly volatile. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology and pharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in financial results, among other factors, may have a material adverse effect on the market price of the Common Stock.


ITEM 2.  PROPERTIES

    The Company currently leases approximately 19,000 square feet of laboratory and office space in Foster City, California. Penederm's research and development group occupies approximately 10,000 square feet. The remaining 9,000 square feet is divided between administrative office space, sales and marketing offices, and clinical and regulatory space.

ITEM 3.  LEGAL PROCEEDINGS

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "DERM". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock as reported by the Nadaq Stock Market:

1995                             High             Low
--------------------------- --------------- ----------------
First Quarter                  $ 8-3/4          $ 5-1/8
Second Quarter                 $ 7-1/4          $ 4-7/16
Third Quarter                  $ 9              $ 4-3/4
Fourth Quarter                 $11-3/8          $ 7-1/4

1996                             High             Low
--------------------------- --------------- ----------------
First Quarter                  $17-1/4          $10-3/4
Second Quarter                 $17-1/2          $13
Third Quarter                  $13-1/4          $ 5-1/2
Fourth Quarter                 $12-1/2          $ 6-3/4


As of February 28, 1997, the number of shareholders of record of the Common Stock was 135. The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                            Year Ended December 31,
(In thousands except per share data)         1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues                             $  2,905    $  5,401    $  5,123    $  1,378    $    494
Costs and expenses:
     Cost of sales                            1,472       2,034       2,887         502         177
     Research and development                 5,292       5,713       4,509       3,691       3,259
     Selling, general and administrative      4,317       3,623       3,625       2,954       3,138
                                           --------    --------    --------    --------    --------
        Total costs and expenses             11,081      11,370      11,021       7,147       6,574
                                           --------    --------    --------    --------    --------
          Loss from operations               (8,176)     (5,969)     (5,898)     (5,769)     (6,080)
Interest income, net                            533         933         905         230         568
Unusual income item (1)                          --          --          --          --       1,800
                                           --------    --------    --------    --------    --------
     Net loss                              $ (7,643)   $ (5,036)   $ (4,993)   $ (5,539)   $ (3,712)
                                           ========    ========    ========    ========    ========
Net loss per share                         $  (1.05)   $   (.70)   $   (.71)   $  (3.85)   $  (5.49)
                                           ========    ========    ========    ========    ========

                                                         At December 31,
                                           1996     1995       1994     1993      1992
                                         -----------------------------------------------
BALANCE SHEET DATA:
Cash, cash equivalents and investments   $ 6,420   $15,011   $20,801   $26,416   $ 8,695
Total assets                              10,694    17,968    23,538    27,498     9,646
Shareholders' equity                       8,591    15,934    20,659    26,160     8,701

(1) Gain on settlement of litigation involving foreign patent applications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements in "Management's Discussion and Analysis of Financial condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Item 1 - Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

OVERVIEW

         Penederm is a pharmaceutical company that specializes in developing and marketing dermatology products. Penederm recently launched Mentax(TM), a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athletes' foot), tinea corporis (ringworm) and tinea cruris (groin fungus). Penederm also recently received FDA approval to begin marketing its Avita(TM) prescription cream product for the treatment of acne and contingent approval to begin marketing its Avita gel product upon expiration of a third party patent in January 1998. Penederm has several other pharmaceutical products for psoriasis, nail fungus, and Mentax skin treatment line extensions in Phase II human clinical trials. The Company also sells its patented TopiCare Delivery Compounds(R) for use in cosmetics and personal care products, and markets its own over-the-counter (OTC) skin care products through corporate partners. The Company has several agreements with various pharmaceutical companies, as follows:

----------------------------------------------------------------------------------------------------------------
             COMPANY                            PRODUCT AREA                               TERRITORY
----------------------------------------------------------------------------------------------------------------
In-License Agreements:
----------------------------------------------------------------------------------------------------------------
Kaken Pharmaceutical Company        Penederm in-licensed butenafine, the   U.S. Canada, Mexico and Latin America
Ltd. (Kaken)                        active ingredient incorporated in      for skin antifungal; U.S., Canada,
                                    Mentax                                 Europe, Mexico, Latin America,
                                                                           Australia & New Zealand for nail
                                                                           antifungal.
----------------------------------------------------------------------------------------------------------------
The Merck KGaA Group/Center         Co-promote Akne-Mycin and Cloderm      U.S.
Laboratories
----------------------------------------------------------------------------------------------------------------
Out-License Agreements:
----------------------------------------------------------------------------------------------------------------
Schering-Plough HealthCare          Prescription & OTC Nail and            U.S. and Canada
Products, Inc. (Schering-Plough)    co-promote prescription skin
                                    antifungal
----------------------------------------------------------------------------------------------------------------
UCB Group of Belgium (UCB)          Prescription antifungal products       Europe, Africa and Middle East
----------------------------------------------------------------------------------------------------------------
Warner Wellcome Consumer Health     OTC Dry Skin                           U.S. and Canada
Products (Warner)
----------------------------------------------------------------------------------------------------------------
SmithKline Beecham (SmithKline)     OTC Consumer Products                  Europe & Eastern Europe
----------------------------------------------------------------------------------------------------------------
Pierre Fabre Inc. (Pierre Fabre)    DuraScreen sunscreen                   U.S.
----------------------------------------------------------------------------------------------------------------

         The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through December 31, 1996, the Company incurred a cumulative net loss of $38,393,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of over-the-counter products, product license fees and sales of TopiCare Delivery Compounds and interest earned on investments.


RESULTS OF OPERATIONS

         Total 1996 revenues of $2,905,000 declined 46% from total 1995 revenues of $5,401,000. 1995 revenues increased 5% from $5,123,000 in 1994. The 1996 revenue decrease is primarily due to reduced in-license revenues as well as decreases in Lubriderm Alpha Hydroxy Formula and the related TopiCare Delivery Compound sales. License revenues in 1996 of $647,000 decreased 68% from 1995 license revenues of $2,050,000. License fees were received from Warner and SmithKline in 1996, Schering-Plough, UCB and SmithKline in 1995 and from Schering-Plough and Warner in 1994.

         Total product sales declined by 33% to $2,258,000 in 1996 from $3,351,000 in 1995 due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995. Slower sales to Warner also negatively impacted sales of TopiCare Delivery Compounds. Total product sales declined by 19% in 1995 from $4,128,000 in 1994 due primarily to decreased shipments of Lubriderm to Warner from 1994 launch quantities, and decreased Penederm cream and lotion sales, partially offset by increased sales of TopiCare Delivery Compounds.

         The Company expects its future revenues in the near term to be derived principally from the sale of its recently approved pharmaceutical products, and for the revenues derived from OTC dry skin products and cosmetic products to become less significant relative to total revenues.

         The Company's cost of sales declined to $1,472,000 in 1996 from $2,034,000 in 1995 due to the decrease in product sales. Cost of sales declined in 1995 from $2,887,000 in 1994 due to the lower dry skin product shipments.

         The Company's research and development expenses decreased 7% to $5,292,000 in 1996 from $5,713,000 in 1995 and increased 27% in 1995 from
$4,509,000 in 1994. The 1996 spending decrease is related to the timing and size of later stage human clinical trials compared to the prior year. The 1995 increase also related to the commencement of certain human clinical trials which were significantly larger than the prior year.

         Sales, marketing, general and administrative expenses increased 19% in 1996 to $4,317,000 from $3,623,000 in 1995 and $3,625,000 in 1994. This increase is due primarily to increased legal costs related to enforcement of patent rights, and the costs of pre-launch preparations for Mentax offset by continued reductions in OTC promotions and reduced personnel costs. In 1995, reduced promotional efforts related to Penederm dry skin cream and lotion products were offset by increased costs related to new business arrangements and patent work.

         The Company had net interest income of $533,000, $933,000 and $905,000 in 1996, 1995 and 1994, respectively. Net interest income declined 43% in 1996 and increased 3% in 1995. This decrease is primarily the result of lower cash balances available for investment in 1996. The increase in 1995 is due to the net effect of lower average cash and investment balances offset by higher interest rates being earned on these balances.

         As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $36,000,000 for Federal income tax purposes. Utilization of the net operating loss carryforwards may be subject to substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986.

         The Company expects that total revenues, and costs and expenses will increase in the future, due principally to further commercialization of its recently approved pharmaceutical products. Costs and expenses are expected to increase significantly in sales and marketing as these products are promoted and sold in the marketplace. The Company also expects expansion of research and development programs, increased patent and regulatory costs, expansion of regulatory, clinical, and quality assurance capabilities, and increased administrative support costs. Therefore, additional operating losses are expected in the near future. In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that resales do not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the year ended December 31, 1996 are not necessarily indicative of future operating results.


LIQUIDITY AND CAPITAL RESOURCES

         In November 1993, the Company completed its initial public offering of Common Stock, raising approximately $23,000,000 net of expenses. Prior to the initial public offering, the Company financed operations primarily through private placements of its equity securities, interest income earned on investment of cash, initial sales of products and product license fees. At December 31, 1996, the Company had cash, cash equivalents and investments totaling $6,420,000.

         Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term debt totaled $8,272,000 in 1996 and $5,003,000 in 1995. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $619,000 and $1,098,000 related to the in-licensing of drug compounds in 1996 and 1995, respectively. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

         In March 1997, the Company announced that it signed an agreement for a $9 million private placement of common stock, the closing of which is conditioned upon the effectiveness of a registration statement covering the resale of the shares to be issued in the transaction. The Company believes that, if the private placement is completed, existing capital resources after giving effect to the net proceeds of the private placement transaction, including the interest income earned on its invested cash balances, together with anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements at least through 1997. However, there can be no assurance that the private placement will be completed or that, if completed, the proceeds to the Company will be sufficient to finance its future operations. The Company's future capital requirements will depend on many factors, including the progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's licensing and marketing efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all, to permit the Company to continue with its plan for operations.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                   Page
-----------------------------                                   ----

Report of Ernst & Young LLP, Independent Auditors                37
Report of Independent Accountants                                38
Consolidated Balance Sheets                                      39
Consolidated Statements of Operations                            40
Consolidated Statements of Shareholders' Equity                  41
Consolidated Statements of Cash Flows                            42
Notes to the Consolidated Financial Statements                   43

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PENEDERM INCORPORATED

We have audited the accompanying consolidated balance sheets of Penederm Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, shareholders' equity, and cash flows of Penederm Incorporated for the year ended December 31, 1994 were audited by other auditors whose report dated January 20, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penederm Incorporated at December 31, 1996, and 1995 and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                            ERNST & YOUNG LLP



Palo Alto, California
January 27, 1997, except for the second paragraph of Note 12 as to which the date is March 4, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Penederm Incorporated:



         We have audited the accompanying statement of operations, shareholders' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Penederm Incorporated for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND, L.L.P.



San Jose, California
January 20, 1995

Penederm Incorporated
Consolidated Balance Sheets

                                                                                    December 31,
                                                                               ---------------------
(In thousands except share data)                                                 1996         1995
----------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
      Cash and cash equivalents                                                $  3,062     $  8,695
      Short-term marketable securities                                            2,259        4,796
      Accounts receivable (less allowance for doubtful
          accounts of none in 1996 and 1995)                                        276          862
      Inventory                                                                   1,539          301
      Employee note receivable                                                      125          125
      Prepaid expenses and other current assets                                     524          342
                                                                               --------     --------
              Total current assets                                                7,785       15,121
Marketable securities                                                             1,099        1,520
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                  277          282
Intangible assets (less accumulated amortization of
     $206 in 1996 and $77 in 1995)                                                1,511        1,021
Other assets                                                                         22           24
                                                                               --------     --------
              Total assets                                                     $ 10,694     $ 17,968
                                                                               ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $  1,196     $    791
      Accrued liabilities                                                           863        1,143
      Current portion of long-term debt                                              16           23
                                                                               --------     --------
              Total current liabilities                                           2,075        1,957
Long-term debt, less current portion                                                 28           54
Accrued rent                                                                         --           23
                                                                               --------     --------
              Total liabilities                                                   2,103        2,034
                                                                               --------     --------

Commitments

Convertible preferred stock, no par value;
      10,000,000 shares authorized; no shares
      issued and outstanding                                                         --           --
Common stock, no par value; 30,000,000 shares authorized; shares issued and outstanding: 7,315,697 shares in 1996 and 7,228,191
      shares in 1995                                                             46,984       46,684
Accumulated deficit                                                             (38,393)     (30,750)
                                                                               --------     --------
              Total shareholders' equity                                          8,591       15,934
                                                                               --------     --------
              Total liabilities and shareholders' equity                       $ 10,694     $ 17,968
                                                                               ========     ========

See accompanying notes

Penederm Incorporated
Consolidated Statements of Operations


                                                              Year Ending December 31,
                                                         ----------------------------------
(In thousands except per share data)                       1996         1995         1994
-------------------------------------------------------------------------------------------

Revenues:
      Product sales                                      $  2,258     $  3,351     $  4,128
      Licensing revenues                                      647        2,050          995
                                                         --------     --------     --------
          Total revenues                                    2,905        5,401        5,123
                                                         --------     --------     --------

Costs and expenses:
      Cost of product sales                                 1,472        2,034        2,887
      Research and development                              5,292        5,713        4,509
      Sales and marketing                                   1,414        1,354        1,729
      General and administrative                            2,903        2,269        1,896
                                                         --------     --------     --------
          Total costs and expenses                         11,081       11,370       11,021
                                                         --------     --------     --------

Loss from operations                                       (8,176)      (5,969)      (5,898)

Interest income, net                                          533          933          905
                                                         --------     --------     --------
Net loss                                                 $ (7,643)    $ (5,036)    $ (4,993)
                                                         ========     ========     ========
Net loss per share                                       $  (1.05)    $   (.70)    $   (.71)
                                                         ========     ========     ========
Number of shares used in computing net loss per share       7,275        7,171        6,990
                                                         ========     ========     ========

See accompanying notes.

Penederm Incorporated
Consolidated Statement of Shareholders' Equity

(In thousands)


                                                       Common Stock                              Total
                                                 -----------------------       Accumulated    Shareholders'
                                                  Shares         Amount          Deficit         Equity
-----------------------------------------------------------------------------------------------------------

Balances, December 31, 1993                         6,973       $ 46,881        $(20,721)       $ 26,160
     Issuance of common stock under
     stock option plan                                 26             15            --                15
     Offering costs incurred under
     demand registration rights                      --             (523)           --              (523)
     Net loss                                        --             --            (4,993)         (4,993)
                                                 --------       --------        --------        --------

Balances, December 31, 1994                         6,999         46,373         (25,714)         20,659
     Issuance of common stock under
     stock option and other employee
     stock plans                                      229            311            --               311
     Net loss                                        --             --            (5,036)         (5,036)
                                                 --------       --------        --------        --------

Balances, December 31, 1995                         7,228         46,684         (30,750)         15,934
     Issuance of common stock under
     stock option and other employee
     stock plans                                       88            300            --               300
     Net loss                                        --             --            (7,643)         (7,643)
                                                 --------       --------        --------        --------

Balances, December 31, 1996                         7,316       $ 46,984        $(38,393)       $  8,591
                                                 ========       ========        ========        ========

See accompanying notes.

Penederm Incorporated
Consolidated Statements of Cash Flows

Increase (decrease) in cash and cash equivalents (in thousands)           1996         1995         1994
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                        $ (7,643)    $ (5,036)    $ (4,993)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
         Loss on disposal of fixed assets                                 --            139         --
         Depreciation and amortization                                     261          250          145
         Decrease (increase) in accounts receivable                        586         (168)        (570)
         Decrease (increase) in inventory                               (1,238)         279         (328)
         Decrease (increase) in prepaid expenses and other current
         assets                                                           (182)          80         (118)
         Increase (decrease) in accounts payable, accrued
              liabilities and rent                                         102         (352)       1,606
         Decrease (increase) in other assets                                 2           (1)        (511)
                                                                      --------     --------     --------
              Net cash used in operating activities                     (8,112)      (4,809)      (4,769)
                                                                      --------     --------     --------

Cash flows from investing activities:
      Purchases of held-to-maturity securities                            --           --           (248)
      Purchases of available-for-sale securities                        (6,901)      (7,258)     (13,048)
      Maturities of held-to-maturity securities                           --          2,000         --
      Maturities of available-for-sale securities                        6,850       10,076       21,850
      Sales of available-for-sale securities                             3,009        2,939         --
      Acquisition of intangible assets                                    (619)      (1,098)        --
      Acquisition of fixed assets                                         (127)        (131)        (273)
                                                                      --------     --------     --------
              Net cash provided by investing activities                  2,212        6,528        8,281
                                                                      --------     --------     --------

Cash flows from financing activities:
      Proceeds from issuance of common stock                               300          311           15
      Payments of offering costs                                          --           --           (523)
      Repayment of long-term debt                                          (33)         (63)         (65)
                                                                      --------     --------     --------
              Net cash provided by (used in) financing activities          267          248         (573)
                                                                      --------     --------     --------

Net increase (decrease) in cash and cash equivalents                    (5,633)       1,967        2,939
Cash and cash equivalents at beginning of year                           8,695        6,728        3,789
                                                                      --------     --------     --------
Cash and cash equivalents at end of year                              $  3,062     $  8,695     $  6,728
                                                                      ========     ========     ========


See accompanying notes.

Penederm Incorporated
Notes to Consolidated Financial Statements

1. BUSINESS OF THE COMPANY

Penederm is a pharmaceutical company that specializes in development and marketing of dermatology products. The Company is launching Mentax(TM), a once-a-day prescription topical cream for the treatment for skin fungal conditions and Avita(TM), a topical form of retinoic acid for the treatment of acne. Products for nail fungus and psoriasis are in earlier stages of clinical development along with Mentax skin treatment line extensions. The Company also markets its patented TopiCare Delivery Compounds(R) for use in cosmetic and personal care products as well as OTC skin care products which are marketed through corporate partners.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in the United Kingdom, Penederm Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES: All of the Company's marketable securities are classified as available-for-sale with unrealized holding gains and losses, when material, reported as a separate component of shareholders' equity. Unrealized gains and losses on marketable securities were not material as of December 31, 1996 and 1995. Realized gains and losses on sales of investments are reported in interest income and computed using the specific identification cost method. Short-term marketable securities mature within one year of the balance sheet date. Marketable securities typically have a maximum maturity of two years from the purchase date.

CONCENTRATION OF CREDIT RISK: The Company's cash, cash equivalents, and marketable securities are highly liquid and are diversified to ensure safety of principal. The Company generally invests excess cash in deposits with major banks, in various government or government agency obligations, and in obligations of corporations with strong credit ratings and in a variety of industries.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of four years. Property and equipment acquired under capital leases and leasehold improvements are amortized on a straight-line basis over their estimated useful lives or their lease terms, whichever is shorter.


Property and equipment consists of the following at December 31:



(In thousands)                                          1996              1995
-------------------------------------------------------------------------------
Computers and equipment                               $ 1,047           $   930
Furniture and fixtures                                    119               116
Leasehold improvements                                    288               281
                                                      -------           -------
                                                        1,454             1,327
Less accumulated depreciation
    and amortization                                   (1,177)           (1,045)
                                                      -------           -------
Net property and equipment                            $   277           $   282
                                                      =======           =======


Property and equipment includes $574,000 and $573,000 of equipment under capital leases at December 31, 1996 and 1995, respectively. Accumulated depreciation for such equipment was $522,000 and $507,000 at December 31, 1996 and 1995, respectively.

INTANGIBLE ASSETS: Intangible assets consist principally of development and marketing rights related to in-licensed pharmaceutical compounds and are amortized on a straight-line basis over their estimated useful lives of ten years.

ACCRUED LIABILITIES: Accrued liabilities consist of the following at December
31:



(In thousands)                        1996            1995
-----------------------------------------------------------

Clinical studies                      $219          $  764
Accrued payroll and
  related expenses                     198             155
Other accrued liabilities              446             224
                                      ----          ------
                                      $863          $1,143
                                      ====          ======

REVENUE RECOGNITION: The Company recognizes product sales upon shipment of product. License payments are generally recognized upon the execution of the license agreement. Research and development milestones are recorded when the underlying performance objective has been attained. License payments received which are related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods. Payments received under research and development agreements are recognized as revenue ratably with the performance specified in the agreement, which approximates the incurrence of related costs.

RESEARCH AND DEVELOPMENT: Research and development expenditures are charged to operations as incurred.

NET LOSS PER SHARE: The net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive

STOCK-BASED COMPENSATION: In October 1995 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The
Company has chosen to continue to apply Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock based plans and, accordingly, does not recognize compensation expense related to employees or directors under its stock option plans or employee stock purchase plan. Note 7 contains a summary of the pro forma effects to reported net loss and loss per share for 1996 and 1995 if the Company had elected to recognize compensation expense based on the fair value of the options granted as described by SFAS No. 123.


3.  MARKETABLE SECURITIES

At December 31, 1996 and 1995, marketable securities classified as available-for-sale are summarized below (in thousands):

                                       Amortized
                                            Cost  Unrealized  Unrealized        Fair
December 31, 1996                          Basis       Gains      Losses       Value
------------------------------------------------------------------------------------
Available for sale:
U.S. Treasury and U.S. agency
  securities                           $1,248          $  -        $(3)       $1,245
Corporate commercial paper, notes
  and bonds                             2,110             2         (5)        2,107
                                       ------          ----        ----       ------
                                       $3,358          $  2        $(8)       $3,352
                                       ======          ====        ====       ======


                                       Amortized
                                            Cost  Unrealized  Unrealized        Fair
December 31, 1995                          Basis       Gains      Losses       Value
------------------------------------------------------------------------------------

Available for sale:
U.S. Treasury and U.S. agency
  securities                           $1,751           $38       $    -      $1,789
Yankee certificates of deposit            750             -           (4)        746
Corporate commercial paper, notes
  and bonds                             3,815            43            -       3,858
                                       ------           ---       ------      ------
                                       $6,316           $81       $   (4)     $6,393
                                       ======           ===       ======      ======



The amortized cost of marketable securities at December 31, 1996 totaling $2,259,000 and $1,099,000 mature in 1997 and 1998, respectively. Realized gains and losses on sales of available-for-sale securities during the year ended December 31, 1996 and 1995 were immaterial.

4.  LONG-TERM DEBT

The Company leases certain of its laboratory equipment and its phone system under capital leases. The capital leases expire at various dates through 1999 and bear interest rates from 12% to 19%.

Future minimum lease payments under the capital lease obligations are not material. Interest expense under these obligations totaled approximately $8,000, $14,000, and $17,000 for each of the years ended December 31, 1996, 1995 and 1994, respectively.


5.  COMMITMENTS

FACILITY LEASE: The Company rents office and laboratory facilities under a noncancelable operating lease expiring in April 1998. Under the terms of the lease, the Company is responsible for its share of common area costs.

Future minimum payments under the leases are $312,000, and $105,000 for the years ended December 31, 1997 and 1998, respectively. Rent expense under operating leases amounted to approximately $300,000, $342,000, and $250,000 in 1996, 1995, and 1994, respectively.

The Company may be obligated to make license and development milestone payments in the future under certain license and collaborative research agreements, as described further in Note 6.


6.  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

IN-LICENSE AGREEMENTS: Penederm has in-license agreements with the University of California, Kaken Pharmaceutical Company, Ltd. (Kaken), and a group of entities including the Wisconsin Alumni Research Foundation and Renaissance Corporation, for certain topical drug delivery technology, the rights to develop and market an antifungal butenafine drug compound, and the right to develop and market patented Vitamin D compounds, respectively. These agreements generally require the payment by the Company of nonrefundable license fees, additional milestone payments contingent on the achievement of regulatory objectives and royalties on future product sales resulting from commercialization of the technologies or compounds. These license agreements are generally for specified skin disorders and limited to specified territories. Royalties paid under these agreements were not significant in any of the three years in the period ended December 31, 1996.

OUT-LICENSE AGREEMENTS: Penederm has agreements granting licenses to the Company's proprietary technologies to Warner Wellcome Consumer Health Products and SmithKline Beecham for certain over-the-counter skin care products and with Schering-Plough HealthCare Products, Inc. and UCB Group of Belgium to develop and commercialize certain antifungal skin and nail prescription products based on the butenafine compound in-licensed from Kaken. The agreements generally provide for the licensee to sell certain products incorporating the Company's proprietary TopiCare Delivery Compounds, and/or in-licensed drug compounds in certain specified territories. Terms of the license agreements also generally include supply agreements, license fees, performance milestone payments and royalties due to Penederm. Certain of the agreements are terminable upon as few as 90 days notice, in which event the product rights revert to Penederm without further consideration and become available for out-license to another development or marketing partner. It is expected that the Company's agreement with Warner U.S. will terminate on December 31, 1997. For the years ending December 31, 1996, 1995, and 1994, the Company recorded license fee milestone revenues of $647,000, $2,050,000, and $995,000, respectively, under these agreements.


7.  SHAREHOLDERS' EQUITY

COMMON STOCK: Certain shareholders have demand registration and piggyback registration rights.

SHAREHOLDER RIGHTS PLAN: On November 20, 1996, the Board of Directors adopted the Shareholder Rights Plan ("Rights Plan") to assist its shareholders in realizing fair value and equal treatment in the event of any attempted takeover of the Company and to protect the Company and its shareholders against coercive takeover tactics. In the event a third party or group were to acquire 20% or more of the Company's outstanding Common Stock without the prior approval of the Board of Directors, each Company shareholder, other than the acquirer, will have the right to buy Common Stock of the Company with a market value of twice the exercise price of the rights issued under the Rights Plan, for the right's then current exercise price. In addition, if the Company were to be acquired in a merger, shareholders with unexercised rights could purchase common stock of the acquirer with a value of twice the exercise price of the rights.

STOCK OPTION PLANS: In October 1987, the Company adopted an Employee Stock Option Plan, under which incentive stock options or nonqualified options may be granted to employees, and the Consultant Stock Option Plan, under which nonqualified options may be granted to consultants of the Company. Under the plans, options may be granted at prices not less than 85% of the fair market value at the date of grant in the case of nonqualified options and not less than fair market value in the case of incentive options (110% of fair market value in certain instances), as determined by the Board of Directors.

Options are generally exercisable upon grant, expire ten years from the date of grant and vest over five years. Shares issued upon exercise of unvested options are subject to the right of repurchase by the Company which lapses in accordance with the option's vesting schedule.

In June 1994, the Company adopted the 1994 Nonemployee Directors Stock Option Plan, under which nonqualified stock options may be granted to nonemployee directors on a formula basis. At December 31, 1996, 200,000 shares of common stock were reserved under the Plan. Options may be granted at an exercise price equal to the fair market value of common stock on the date of the grant. Options vest ratably over the period of one year from the date of grant, and have a term of ten years.

Had compensation expense been recognized for the Company's employee stock purchase plan and stock option plans based on the fair value at the grant date for awards made in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:


(In thousands, except
per share amounts)                    1996            1995
-----------------------------------------------------------
Net loss, as reported             $(7,643)        $(5,036)
Net loss, pro forma               $(8,163)        $(5,141)

Net loss per share, as            $ (1.05)        $  (.70)
reported
Net loss per share, pro           $ (1.12)        $  (.72)
forma


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

The weighted average fair value for stock options granted in 1996 and 1995 was $7.20 and $4.10, respectively. The weighted average fair value for shares issued under the employee stock purchase plan in 1996 and 1995 were $1.93 and $1.48, respectively.

The fair value of each option granted during the years 1996 and 1995 is estimated at the grant date using the Black-Scholes option-pricing model utilizing the following assumptions:


                                                      Employee
                                   Stock                Stock
                                Option Plans          Purchase
                                                        Plan
                                ------------          --------
Expected stock price
  volatility                        60%                  60%
Risk-free interest rate             6.0%                6.0%
Expected option life             3-6 years          .5-1.5 years
Expected dividend yield             None                None


The activity under the stock option plans for the three years in the period ended December 31, 1996 was as follows:


                                                              Outstanding Options
                                                    -------------------------------------
                                        Shares      Number
                                      Available         of         Price
                                           For      Shares       Per Share          Total
                                         Grant
------------------------------------------------------------------------------------------
(In thousands except for price
per share)

Balance at Dec. 31, 1993           224                 595     $0.20-$10.75     $   664
   Options granted                 (72)                 72     $6.00-$14.25         767
   Options exercised                --                 (26)    $0.35-$ 1.60         (15)
   Options canceled                  6                  (6)    $0.80-$ 1.60          (9)
                                  ----                ----                      -------

   Balance at Dec. 31, 1994        158                 635     $0.20-$14.25       1,407
   Additional shares
     reserved                      200                  --
   Options granted                (201)                201     $4.75-$ 8.50       1,405
   Options exercised                --                (201)    $0.20-$ 1.60        (133)
   Options canceled                 84                 (84)    $0.80-$14.25        (145)
                                  ----                ----                      -------

   Balance at Dec. 31, 1995        241                 551     $0.35-$14.25       2,534
   Additional shares
     reserved                      400                 --
   Options granted                (475)                475     $6.25-$16.875      5,924
   Options exercised                --                 (45)    $0.35-$8.375         (71)
   Options canceled                 74                 (74)    $0.80-$16.875       (648)
                                  ----                ----                      -------

   Balance at Dec. 31, 1996        240                 907     $0.35-$16.875    $ 7,739
                                  ====                ====                      =======



As of December 31, 1996, no shares exercised under the plans were subject to the right of repurchase and 332,000 of the outstanding options were vested.

The following table summarizes information regarding stock options outstanding at December 31, 1996:

                         Shares
                     outstanding at        Weighted        Weighted
                      December 31,         Average         Average
    Range of            1996 (in          Remaining        Exercise
 Exercise Prices       thousands)         Life (Yrs)        Price
 ---------------     -------------        ----------       --------
  $0.35-$1.60              232               5.8            $1.40
  $4.75-$7.875             167               8.9            $5.87
  $8.00-$10.75             159               7.8            $9.25
  $12.375-$13.75           201               9.9            $12.45
  $14.25-$16.875           148               9.1            $16.60
  ----------------------------------------------------------------

  $0.35-$16.875            907               8.2            $8.53
  ================================================================


EMPLOYEE STOCK PURCHASE PLAN: In May 1995, the Company adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees an opportunity to purchase Company stock through payroll deductions, subject to a maximum percentage of compensation, currently 7%. The purchase price per share is the lower of 85% of market value on the enrollment date or on the date purchased. Under the plan, 100,000 shares of common stock have been reserved for issuance. For the year ended December 31, 1996 and six-month period ended December 31, 1995, 37,074 and 15,049 shares were issued under the ESPP, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE: As of December 31, 1996, the Company has reserved for future issuance under all stock plans approximately 1,195,000 shares of common stock.


8.  RELATED PARTY TRANSACTIONS

On June 15, 1990, the Company loaned an officer $125,000, bearing interest at 8.82% payable quarterly. The loan is repayable on demand or termination of employment, whichever is earlier, and is collateralized by stock options with a value equal to the loan.


9.  EMPLOYEE BENEFIT PLANS

During 1989, the Company adopted a qualified profit-sharing plan and trust under Internal Revenue Service Codes 401(a) and 401(k). The plan provides for tax-deferred salary deductions whereby employees can elect to contribute up to 20% of their salary (subject to current statutory limits) to the plan. Beginning in July 1994, the Company matched employee contributions up to 2% of their gross salary with Company common stock. Such matching contributions become fully vested when the employee completes five years of service. The Company has the option to contribute up to an additional 2% based on the achievement of specified corporate goals. The Company contributed 5,561 shares (valued at $68,817), 6,436 shares (valued at $73,210) and 7,200 shares (valued at $45,000)
for the years ended December 31, 1996 and 1995 and six months ended December 31, 1994, respectively.

10.  INCOME TAXES

As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $36,000,000. The net operating loss carryforward will expire at various dates beginning in 2002 through 2011 if not utilized.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1996 and 1995 are as follows:


(In thousands)                     1996        1995
------------------------------------------------------
Net operating loss                 12,900       10,200
carryforwards
Research credit
  carryforwards (expire             1,900        1,200
2002-2011)
Capitalized research &                700          600
development
Other                                 200          200

                               ----------  -----------
Net deferred tax assets            15,700       12,200
Valuation allowance               (15,700)     (12,200)
                               ----------  -----------
Total                          $       --   $       --
                               ==========  ===========

Because of the Company's lack of an earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $3,500,000, and $2,143,000 for the years ended December 31, 1996 and 1995, respectively.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


11. MAJOR CUSTOMERS AND EXPORT SALES

In 1996, four unaffiliated customers accounted for approximately 28% ($816,000), 25% ($736,000), 18% ($519,000), and 15% ($430,000) of the Company's revenues. In
1995, four unaffiliated customers accounted for approximately 24% ($1,322,000), 18% ($955,000), 17% ($900,000), and 14% ($750,000) of the Company's revenues. In
1994, three unaffiliated customers accounted for approximately 67% ($3,430,000), 14% ($710,000), 12% ($624,000) of the Company's revenues.

Export sales principally to Canada and France were $1,115,000, $1,400,000 and $1,530,000 in 1996, 1995, and 1994, respectively.

12. SUBSEQUENT EVENTS

In January 1997, the Company announced it entered into a co-promotion agreement with a division of Merck KGaA (Merck), under which it will sell two of Merck's topical products in the U.S. The companies will share profits according to their respective co-promotion efforts.

On March 4, 1997, the Company announced it had signed an agreement to sell 752,000 shares of its common stock to institutional investors in a private placement. The net proceeds to the Company are estimated to be approximately $9.0 million. The closing of the transaction is conditioned upon the effectiveness of a registration statement filed by the Company to allow the public resale of the shares.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Coopers & Lybrand L.L.P. performed the audit of the Company's financial statements from inception through the Company's fiscal year ended December 31, 1994. The Company informed Coopers & Lybrand L.L.P. on April 17, 1995 that the Company would no longer engage Coopers & Lybrand L.L.P. as principal accountants to audit the company's financial statements. These actions were taken with the approval of the Board on the recommendation of the Audit Committee of the Board. In connection with the audit of the Company's statement of operations, shareholders' equity and cash flows for the year ended December 31 1994, and in the subsequent interim period, there were no disagreements between the Company and Coopers & Lybrand L.L.P. regarding matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures which if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused Coopers & Lybrand L.L.P. to make reference to the matters in its report. The report of Coopers & Lybrand L.L.P. on the Company's financial statements for the fiscal years ended December 31, 1993 and 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The Company had not consulted with Ernst & Young LLP during the two years ended December 31, 1994 or the subsequent interim period prior to April 17, 1995 on either the application of accounting principles or type of opinion Ernst & Young LLP might issue on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, key employees and directors of the Company and their ages as of February 28, 1997 are as follows:

                Name                      Age                   Position with the Company
                ----                      ---                   -------------------------
Lloyd H. Malchow....................       43     Director, President and Chief Executive Officer
John W. Quigley, Jr., Ph.D..........       56     Senior Vice President, Research and Development
William T. Gutshall.................       53     Vice President, Operations
Edward Ebbers.......................       39     Vice President, Sales and Marketing
David E. Collins....................       62     Chairman of the Board
Robert F. Allnutt...................       61     Director
William I. Bergman..................       65     Director
Mark J. Gabrielson..................       41     Director
Terry L. Opdendyk...................       49     Director
Harvey S. Sadow, Ph.D...............       74     Director
Gerald D. Weinstein, M.D............       60     Director

         There is no family relationship between any of the directors or executive officers of the Company.

         MR. MALCHOW has served as President, Chief Executive Officer and a director of the Company since January 1995. Prior to that, he served as the Company's President and Chief Operating Officer from May 1993 through January 1995. He was the Vice President and General Manager of the Herbert Skin Care Division of Allergan, Inc. from 1992 to May 1993. From 1983 to 1991 Mr. Malchow held various positions, including Vice President, Sales of Allergan Medical Optics (formerly American Medical Optics prior to acquisition by Allergan in
1985) and, most recently, Vice President for Global Development, Skin Care. He holds a B.A. from Carroll College, a M.A. from the University of Maryland and a M.B.A. from Pepperdine University.

         DR. QUIGLEY has served as Senior Vice President, Research and Development since July 1996. From November 1987 to July 1996 he served as the Company's Vice President, Research and Development. After 16 years in research and management at Procter & Gamble Co., a consumer products company, he joined Bristol Myers Co., a pharmaceuticals and toiletries company, in 1984 as Director of Preclinical Research, Dermatology, a position he held until joining Penederm. From 1984 through 1987 he also served as an adjunct professor in the Department of Dermatology at the State University of New York, Buffalo. Dr. Quigley holds a B.S. degree in Chemistry, an M.S. in Plant Biochemistry and Physiology and a Ph.D. in Biochemistry from Rutgers University and was a post-doctoral fellow at the University of Pennsylvania School of Medicine.

         MR. GUTSHALL has served as Vice President of Operations since April 1993. Prior to managing his own consulting business from 1990 to 1993, he served as Vice President of Global Operations form 1986 to 1989 for the Optometric Division of CooperVision, Inc., a former opthalmologic products subsidiary of the Cooper Companies, Inc. From 1970 to 1985, he held various operations management positions with Johnson & Johnson, a health care company, the last being Director of Purchasing and Contract Manufacturing. Mr. Gutshall holds a B.S. degree from East Central State University.

         MR. EBBERS has served as Vice President of Sales and Marketing since April 1996. From November 1994 to April 1996 he served as Director of Marketing for the Company. From 1987 to 1994, Mr. Ebbers held various management positions with Syntex Laboratories, the last being Group Product Director. From 1979 to 1987, he served in several capacities for a subsidiary of Minnesota Mining and Manufacturing Company, Riker Laboratories, Inc. (now known as 3M Pharmaceuticals Division). Mr. Ebbers holds a B.B.A. from the University of Wisconsin and an M.B.A. in Information Systems from the University of Minnesota, Minneapolis.

         MR. COLLINS was appointed Chairman of the Board of the Company effective January 1, 1997 and served as a director since December 1994. From 1989 to October 1994, Mr. Collins was an Executive Vice President of Schering

Plough Corporation and President of its Healthcare Products Division. Prior to that, he worked for Johnson & Johnson for 26 years in various capacities and was a member of its executive committee from 1982 through 1988. Mr. Collins has served as Chairman of the Council on Family Health and of the Non-Prescription Drug Manufacturers Association. Mr. Collins is a director of Calypte Biomedical, a prescription diagnostic company, Lander, Inc., a private consumer products company, MGI Pharma, a public pharmaceutical company, and Scandipharm, a private pharmaceutical company.

         MR. ALLNUTT has been a director of the Company since May 1996. Since February 1995 Mr. Allnutt has been a Senior Counselor at APCO Associates, a public relations firm. From 1985 to 1995 he was the Executive Vice President of the Pharmaceutical Manufacturers Association (now PhRMA), a trade association representing multinational research based pharmaceutical companies. Prior to that, he served for 25 years in a variety of positions with the Federal government, including Associate Deputy Administrator for NASA, Assistant Administrator of the Energy Research and Development Administration, Staff Director of the United States Senate Committee on Aeronautics and Space and Associate General Counsel of the United States Commission on Government Procurement. Mr. Allnutt is a director of Cortex Pharmaceuticals, Inc. a development stage neuroscience company, and Cypros Pharmaceuticals, Inc., a drug and diagnostic product company.

         MR. BERGMAN has been a director of the Company since March 1991. Mr. Bergman served in various positions with Richardson-Vicks Inc., a personal care products company, from 1952 until he retired in 1990. After Procter & Gamble Co. acquired Richardson-Vicks Inc., he served as President of Richardson-Vicks U.S.A. and Vice President of Procter & Gamble Co. until his retirement. Mr. Bergman is the President and a past Chairman of the Council on Family Health and is a past Chairman of the Nonprescription Drug Manufacturers Association. Mr. Bergman is a director of ZymeTx Inc.

        MR. GABRIELSON has been a director of the Company since May 1996. Since 1995, he has served as President of Access Management Services, Inc., a medical technology sourcing, transfer and corporate development firm. In addition, since January 1991 Mr. Gabrielson has been a general partner of Prince Ventures, L.P., a venture capital management firm that serves as the general partner of Prince Venture Partners III, L.P. ("Prince"). In addition, Mr. Gabrielson is the President of Pharmaply, Inc., Chairman of Strategic Marketing Information, Inc., and Chairman of ONTYX, Inc., all private companies. Prior to joining Prince, Mr. Gabrielson served in a variety of marketing and business positions with SmithKline since July 1978. Mr. Gabrielson is also a director of Inhale Therapeutic Systems, Inc., a drug delivery company.

         MR. OPDENDYK has been a director of the Company since inception and served as Chairman of the Board from January 1995 through December 1996. He served as Treasurer and Secretary of the Company from inception until March 1992. Mr. Opdendyk has been a general partner of the general partner of ONSET Enterprise Associates, L.P. ("OEA"), a venture capital limited partnership, since 1989; a general partner of the general partner of ONSET, A California Limited Partnership ("ONSET"), a venture capital limited partnership, since 1984; a special limited partner of the general partner of New Enterprise Associates V, Limited Partnership, a venture capital limited partnership, since 1990; a special limited partner of the general partner of New Enterprise Associates VI, Limited Partnership, a venture capital limited partnership, since 1993; and a general partner of the general partner of ONSET Enterprise Associates II, L.P., a venture capital limited partnership, since 1994. He serves as Chairman of the Board of Inhale Therapeutic Systems, Inc., a drug delivery company.

         DR. SADOW has been a director of the Company since February 1990. He was President and Chief Executive Officer of Boehringer Ingelheim Corporation, a health care company, from 1971 to 1988 and of Boehringer Ingelheim Pharmaceuticals, Inc., an ethical specialty pharmaceutical company, from 1984 to 1988. In 1988, he became Chairman of the Board of both Boehringer Ingelheim Corporation and Boehringer Ingelheim Pharmaceuticals. He retired as Chairman of the Board of both companies in 1990 and continued serving as a director of both companies until 1993. Dr. Sadow is also the Chairman of the Board of Cortex Pharmaceuticals, Inc., a development stage neuroscience company, and Cholestech Corporation, a medical diagnostics company, and a director of Anika Research Corp., a hyaluronic acid research company, Houghton Pharmaceuticals Inc., a drug discovery company and several privately-held health care related companies. Dr. Sadow served as a director of Telios Pharmaceuticals Inc., a drug and medical products company, from 1989 to 1995. Dr. Sadow served as the President of the Connecticut Academy of Science and Engineering.

         DR. WEINSTEIN is a founder of the Company and has been a director since inception. He is a co-inventor of the technology underlying the Company's TopiCare Delivery Compounds. Dr. Weinstein has been the Chairman of the Department of Dermatology at the University of California, Irvine, College of Medicine since 1979. Dr. Weinstein is a staff member at the University of California, Irvine Medical Center, the Veterans Administration Hospital in Long Beach, California and the Irvine Medical Center. Dr. Weinstein received a B.A. from the University of Pennsylvania and a M.D. from the University of Pennsylvania School of Medicine.



ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation for the fiscal years ended December 31, 1994, 1995 and 1996 of the Chief Executive Officer and each of the executive officers of the Company who served as executive officers at fiscal year end. None of the named executive officers earned any bonuses or compensation for the fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.


         SUMMARY COMPENSATION TABLE

                                                              Annual Compensation           Long-Term           Other
                                              Fiscal        ----------------------        Compensation       Compensation
       Name and Principal Position              Year        Salary($)      Bonus($)         Options(#)           (1)
----------------------------------------      -------       -----------------------       ------------       ------------
Lloyd H. Malchow........................        1996         204,555        50,222          155,000             4,492
  President, Chief Executive Officer            1995         195,000        21,840           22,000             4,493
  and Director                                  1994         178,549        33,469           25,000             3,500

John W. Quigley, Jr., Ph.D..............        1996         167,349        16,334           49,500             4,492
  Vice President, Research and                  1995         161,340        11,697            9,000             4,493
  Development                                   1994         150,785        25,445               --             3,013

Edgar A. Luce...........................        1996         139,055        13,110           18,000             4,170
  Vice President, Finance and                   1995         127,147        10,807            7,600             3,811
  Administration, Treasurer and                 1994         118,782        17,871            5,000             2,444
  Secretary (2)

Edward Ebbers...........................        1996         127,109        18,565           37,000             3,812
  Vice President, Sales & Marketing             1995         112,000         6,272            6,625             3,356
                                                1994          16,969            --            7,500                --

William Gutshall........................        1996         115,664        15,910           27,000             2,314
  Vice President, Operations                    1995         109,419         7,440           21,000             2,184
                                                1994         100,875            --            5,000                --

---------------

(1) This column includes the value of the shares of Common Stock contributed by the Company to each executive officer's 401(k) account under the Penederm Incorporated 401(k) Plan. The shares are contributed on the last trading date of the year and the number of shares contributed was based on the closing price of the Common Stock on that date.

(2)      Mr. Luce's employment with the Company terminated on December 31, 1996.

         The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1996 to the executive officers named in the Summary Compensation Table. Since inception, the Company has not granted any stock appreciation rights.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants                             Potential
                                  ---------------------------------------------------------          Realizable
                                                                                                 Value at Assumed
                                       Options       % of Total     Exercise     Expiration        Annual Rates
                                                       Options        Price                       of Stock Price
                                                       Granted                                   Appreciation For
                                                    to Employees                                  Option Term(4)
                                                      in Fiscal                               ---------------------
              Name                  Granted(#)(1)      Year(2)       ($/sh)        Date(3)      5% ($)      10% ($)
-------------------------------   ---------------  --------------  ----------  -------------  ---------   ---------
Lloyd H. Malchow...............            50,000          12.0 %     $16.875     5/14/06        530,629   1,344,720
                                           30,000           7.1 %     $  6.25     8/14/06        117,918     298,826
                                           75,000          18.0 %     $12.375    12/31/06        583,692   1,479,192
                                  ---------------- ---------------                            ----------- -----------
                                          155,000          37.1 %                              1,232,240   3,122,739

John W. Quigley, Jr., Ph.D. ...            18,000           4.3 %     $16.875     5/14/06        191,027     484,099
                                            9,000           2.1 %     $  6.25     8/14/06         35,375      89,648
                                           22,500           5.4 %     $12.375    12/31/06        175,108     443,758
                                  ---------------- ---------------                            ----------- -----------
                                           49,500          11.8 %                                401,510   1,017,505

Edgar A. Luce..................            12,000           2.9 %     $16.875     5/14/06        127,351     322,733
                                            6,000           1.4 %     $  6.25     8/14/06         23,584      59,765
                                  ---------------- ---------------                            ----------- -----------
                                           18,000           4.3 %                                150,935     382,498

Edward Ebbers..................            16,000           3.8 %     $ 13.25      3/4/06        133,326     337,873
                                            6,000           1.5 %     $  6.25     8/14/06         23,584      59,765
                                           15,000           3.6 %     $12.375    12/31/06        116,739     295,838
                                  ---------------- ---------------                            ----------- -----------
                                           37,000           8.9 %                                273,649     693,477

William Gutshall...............             6,000           1.4 %     $16.875     5/14/06         63,676     161,366
                                            6,000           1.4 %     $  6.25     8/14/06         23,583      59,765
                                           15,000           3.6 %     $12.375    12/31/06        116,739     295,838
                                  ---------------- ---------------                            ----------- -----------
                                           27,000           6.5 %                                203,998     516,970

---------------

(1) The options included in this table are all immediately exercisable, but the shares issuable upon option exercise are subject to a right of repurchase by the Company upon employment termination, which right of repurchase expires over a period of five years.

(2) The total number of options granted to the Company's employees during fiscal year 1996 was 417,793.

(3) The options are subject to earlier expiration in the event of the officer's termination of employment with the Company.

(4) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

         The following table sets forth certain information regarding exercises of stock options during the fiscal year ended December 31, 1996 to the executive officers named in the Summary Compensation Table. Value realized is considered to be the difference between exercise price and market price on the date of exercise. Value of unexercised options is considered to be the difference between exercise price and market price of $12.375 per share on December 31, 1996.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                                             Value of
                                                                     Number of             Unexercised
                                                                    Unexercised            In-the-Money
                                                                    Options at             Options at
                                                                    Fiscal Year            Fiscal Year
                                        Shares                         End(#)                 End($)
                                       Acquired       Value
                                     on Exercise     Realized       Exercisable/           Exercisable/
Name                                     (#)           ($)        Unexercisable(1)        Unexercisable(1)
------------------------------       -----------     --------   -------------------      ------------------
Lloyd H. Malchow..............                --           --            302,000/--              844,019/--
John W. Quigley, Jr., Ph.D....            22,500      312,750            120,944/--              602,109/--
William Gutshall..............                --           --             58,000/--               87,050/--
Edward Ebbers.................             1,750       15,531             49,375/--               12,914/--
Edgar A. Luce.................                --           --             34,160/--              393,150/--

---------------

(1) The options included in this table are all immediately exercisable, but the shares issuable upon option exercise are subject to a right of repurchase by the Company upon employment termination, which right of repurchase expires over a period of time or upon achievement of certain milestones. At December 31, 1996, the number of shares subject to repurchase under these options and their value were as follows: Mr. Malchow -- 216,167 shares having a value of $652,106; Dr. Quigley -- 65,793 shares having a value of $173,041; Mr. Gutshall -- 45,417 shares having a value of $160,074, and Mr. Ebbers -- 44,701 shares having a value of $84,836.

         The Company did not make any awards during the fiscal year ended December 31, 1996 to any of the executive officers named in the Summary Compensation Table under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, excluding stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of February 28, 1997, (i) by each person who is known by the Company to own beneficially more than 5 percent of the Common Stock, (ii) by each of the Company's directors, (iii) by each of the Company's executive officers named in the Summary Compensation Table under the caption "Executive Compensation" below and (iv) by all directors and executive officers as a group.

                                      Name                                              Number              Percentage
--------------------------------------------------------------------------------       of Shares             of Shares
                                                                                     Beneficially           Beneficially
                                                                                       Owned(1)             Owned(1)(2)
                                                                                       --------             -----------
SAFECO ASSET MANAGEMENT AND SAFECO CORPORATION (3)..............................         1,111,467             15.2%
   Safeco Plaza
   Seattle, Washington 98185
SAFECO COMMON STOCK TRUST (4)...................................................           763,600             10.4%
   Safeco Plaza
   Seattle, Washington 98185
FRANKLIN RESOURCES, INC. (5)....................................................           653,500              8.9%
   777 Mariners Island Blvd.
   San Mateo, California 94404
      Charles B. Johnson........................................................           653,500              8.9%
      Rupert H. Johnson, Jr.....................................................           653,500              8.9%
      Franklin Advisors, Inc....................................................           653,500              8.9%
S-E-BANKEN FONDER...............................................................           585,100              8.0%
   Jakobsbergsgatan 17
   Stockholm
   Sweden
Mark J. Gabrielson (6)..........................................................           341,591              4.7%
Lloyd H. Malchow(7).............................................................           302,000              4.0%
John W. Quigley, Jr., Ph.D.(8)..................................................           152,881              2.1%
William Gutshall(9).............................................................            58,000                 *
Edward Ebbers(10)...............................................................            49,375                 *
Gerald D. Weinstein, M.D.(11)...................................................            49,250                 *
Terry L. Opdendyk(12)...........................................................            44,061                 *
David E. Collins(13)............................................................            32,500                 *
William I. Bergman(14)..........................................................            17,500                 *
Harvey S. Sadow, Ph.D.(15)......................................................            20,000                 *
Robert F. Allnutt (16)..........................................................             8,500                 *
All directors and executive officers as a group (11 persons)(17)................         1,075,658             13.5%

---------------

*        Less than one percent.


(1) This table is based upon information supplied by directors, officers and certain principal shareholders, as well as information included in Securities and Exchange Commission filings made by principal shareholders and other third party sources. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown. Percentage of ownership is based on 7,324,195 shares of Common Stock outstanding as of February 28, 1997.

(2) Shares issuable upon exercise of outstanding options are considered outstanding for purposes of calculating the percentage of Common Stock of the person holding such options, but are not deemed outstanding for computing the percentage of ownership of any other person.

(3) SAFECO Common Stock Trust reports shared voting and dispositive power for the shares shown.

(4) SAFECO Asset Management Company and SAFECO Corporation indicate shared voting and dispositive power and disclaim beneficial ownership of the shares shown, reporting that the shares are owned by registered investment companies for which they serve as advisor.

(5) Subject to a Common Stock Purchase Agreement dated March 3, 1997, Franklin Resources Inc. has agreed to acquire an additional 530,000 shares of common stock to be held in four equity mutual funds.

(6) Includes 334,091 shares held by Prince Venture Partners III, L.P. and 7,500 shares issuable upon exercise of outstanding options. Mr. Gabrielson in the general partner of Prince Ventures and the general partner of Prince Venture Partners III, L.P.

(7) Includes 302,000 shares issuable upon exercise of outstanding options; 99,582 of such shares are not subject to repurchase on or after April 30, 1997.

(8) Includes 120,944 shares issuable upon exercise of outstanding options; 59,776 of such shares are not subject to repurchase on or after April 30, 1997.

(9) Includes 58,000 shares issuable upon exercise of outstanding options; 15,582 of such shares are not subject to repurchase on or after April 30, 1997.

(10) Includes 49,375 shares issuable upon exercise of outstanding options; 7,574 of such shares are not subject to repurchase on or after April 30, 1997.

(11) Includes 17,500 shares issuable upon exercise of outstanding options, 10,000 of such shares are not subject to repurchase on or after April 30, 1997.

(12) Includes 17,500 shares issuable upon exercise of outstanding options, 10,000 of such shares are not subject to repurchase on or after April 30, 1997.

(13) Includes 17,500 shares issuable upon exercise of outstanding options, 5,000 of such shares are not subject to repurchase on or after April 30, 1997.

(14) Includes 25,000 shares issuable upon exercise of outstanding options, 17,500 of such shares are not subject to repurchase on or after April 30, 1997..

(15) Includes 17,500 shares issuable upon exercise of outstanding options, 10,000 of such shares are not subject to repurchase on or after April 30, 1997.

(16)     Includes 7,500 issuable upon exercise of outstanding options..

(17) Includes 635,319 shares issuable upon exercise of outstanding options; 231,406 of such shares are not subject to repurchase on or after April 30, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Dr. Quigley, Senior Vice President, Research and Development of the Company, borrowed $125,000 from the Company under a promissory note dated June 15, 1990. The promissory note bears simple interest at the rate of 8.82 percent per annum, payable quarterly, and matures upon the earlier of (i) demand by the Company, which demand may be made at any time after June 15, 1992, or (ii) termination of Dr. Quigley's employment with the Company. The loan is collateralized by stock options with a value equal to the loan.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS.

         Included in Part II of this report.

(a)2.    FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(a)3.    EXHIBITS:

     3.1        (1)     Restated Articles of Incorporation
     3.2        (1)     Amended and Restated By-Laws
     4.1        (1)     Specimen Common Stock Certificate
     10.1A      (2)     Employee Stock Option Plan, as amended
     10.1B      (2)     Consultant Stock Option Plan, as amended
     10.1C      (2)     Equity Incentive Plan
     10.1D      (2)     1994 Nonemployee Directors Stock Option Plan
     10.3       (1)     Employment Agreement dated May 10, 1993 between the
                        Company and Lloyd H. Malchow
     +10.4B     (1)     Incentive Stock Option Agreement dated September 12,
                        1991 between the Company and John W. Quigley, Jr., as
                        amended February 25, 1993
     +10.4D     (1)     Incentive Stock Option Agreement dated September 12,
                        1991 between the Company and Edgar A. Luce, as
                        amended February 25, 1993
     +10.4J     (3)     1995 Performance Share Award Agreement - Lloyd H.
                        Malchow
     +10.4K     (3)     1995 Performance Share Award Agreement - John W. Quigley
     +10.4L     (3)     1995 Performance Share Award Agreement - Edgar A. Luce
     +10.4N     (4)     1995 Performance Share Award Agreement - William
                        Gutshall
     +10.4O     (5)     1996 Performance Share Award Agreement - Lloyd H.
                        Malchow
     +10.4P     (5)     1996 Performance Share Award Agreement - John W. Quigley
     +10.4Q     (5)     1996 Performance Share Award Agreement - Edgar A. Luce
     +10.4R     (5)     1996 Performance Share Award Agreement - William
                        Gutshall
     10.4S              Form of 1997 Performance Share Award Agreement between
                        the Company and each of Lloyd H. Malchow, John W.
                        Quigley, William Gutshall and Edward Ebbers
     10.5A      (1)     Nonqualified Stock Option Agreement dated March 14, 1991
                        between the Company and William I. Bergman
     10.5B      (1)     Nonqualified Stock Option Agreement dated September 12,
                        1991 between the Company and William I. Bergman
     10.6       (1)     Information and Registration Rights Agreement dated June
                        1, 1988, as amended through September 4, 1991
     10.7       (1)     License Agreement, effective April 27, 1988, between the
                        Company and the Regents of the University of California
     10.8       (1)     Research and Development Lease dated December 14, 1988,
                        as amended through February 1, 1991 between the Company
                        and Vintage Park Associates
     10.8B      (3)     Amendment No. 4 to Vintage Park Research and Development
                        Lease dated September 30, 1994, between the Company and
                        Vintage Park Associates
     23.1               Consent of Ernst & Young LLP, Independent Auditors
     23.2               Consent of Coopers & Lybrand L.L.P., Independent
                        Accountants
     24.1               Power of Attorney (see pages 62-63)
     27.1               Financial Data Schedule
---------------

(1) Incorporated by reference to exhibits of the same number to Registration Statement on Form S-1 (No. 33-67950) effective November 2, 1993.

(2) Incorporated by reference to exhibits to Registration Statement on Form S-8 (No. 33-76100) filed on March 4, 1994.

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.

(4) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995.

+ Confidential treatment requested.

(b) REPORTS ON FORM 8-K:

         Current Report on Form 8-K dated November 20, 1996 filed on November 27, 1996 regarding adoption of Rights Agreement.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Penederm Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 13th day of March, 1997.

                                       PENEDERM INCORPORATED


                                       By  /s/  Lloyd H. Malchow
                                          --------------------------------------
                                          Lloyd H. Malchow
                                          President and Chief Executive Officer

                               POWERS OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd H. Malchow and Michael A. Bates, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   SIGNATURE                   TITLE                                             DATE
                   ---------                   -----                                             ----


           /s/ Lloyd H. Malchow                Director, President and Chief Executive            March 13, 1997
      -----------------------------------------
               Lloyd H. Malchow                Officer (Principal Executive and Financial
                                               Officer)

           /s/ Michael A. Bates                Director of Finance and Administration             March 13, 1997
      -----------------------------------------
               Michael A. Bates                (Principal Accounting Officer)


           /s/ Robert F. Allnutt               Director                                           March 13, 1997
      -----------------------------------------
               Robert F. Allnutt


          /s/ William I. Bergman               Director                                           March 13, 1997
      -----------------------------------------
              William I. Bergman


           /s/ David E. Collins                Chairman of the Board                              March 13, 1997
      -----------------------------------------
               David E. Collins


          /s/ Mark J. Gabrielson               Director                                           March 13, 1997
      -----------------------------------------
              Mark J. Gabrielson


           /s/ Terry L. Opdendyk               Director                                           March 13, 1997
      -----------------------------------------
               Terry L. Opdendyk


        /s/ Harvey S. Sadow, Ph.D.             Director                                           March 13, 1997
      -----------------------------------------
            Harvey S. Sadow, Ph.D.


                                               Director                                           March __, 1997
      -----------------------------------------
           Gerald D. Weinstein, M.D.

                                INDEX TO EXHIBITS

                                                                                                     SEQUENTIALLY
       EXHIBIT                                                                                         NUMBERED
         NO.                        DESCRIPTION                                                         PAGES
         ---                        -----------                                                         -----
     3.1        (1)     Restated Articles of Incorporation
     3.2        (1)     Amended and Restated By-Laws
     4.1        (1)     Specimen Common Stock Certificate
     10.1A      (2)     Employee Stock Option Plan, as amended
     10.1B      (2)     Consultant Stock Option Plan, as amended
     10.1C      (2)     Equity Incentive Plan
     10.1D      (2)     1994 Nonemployee Directors Stock Option Plan
     10.3       (1)     Employment Agreement dated May 10, 1993 between the Company and Lloyd
                        H. Malchow
     +10.4B     (1)     Incentive Stock Option Agreement dated September 12, 1991 between the
                        Company and John W. Quigley, Jr., as amended February 25, 1993
     +10.4D     (1)     Incentive Stock Option Agreement dated September 12, 1991 between the
                        Company and Edgar A. Luce, as amended February 25, 1993
     +10.4J     (3)     1995 Performance Share Award Agreement - Lloyd H. Malchow
     +10.4K     (3)     1995 Performance Share Award Agreement - John W. Quigley
     +10.4L     (3)     1995 Performance Share Award Agreement - Edgar A. Luce
     +10.4N     (4)     1995 Performance Share Award Agreement - William Gutshall
     +10.4O     (5)     1996 Performance Share Award Agreement - Lloyd H. Malchow
     +10.4P     (5)     1996 Performance Share Award Agreement - John W. Quigley
     +10.4Q     (5)     1996 Performance Share Award Agreement - Edgar A. Luce
     +10.4R     (5)     1996 Performance Share Award Agreement - William Gutshall
     10.4S              Form of 1997 Performance Share Award Agreement between the Company and each of Lloyd H. Malchow, John W. Quigley, William Gutshall and
                        Edward Ebbers
     10.5A      (1)     Nonqualified Stock Option Agreement dated March 14, 1991 between the
                        Company and William I. Bergman
     10.5B      (1)     Nonqualified Stock Option Agreement dated September 12, 1991 between the Company and William I. Bergman
     10.6       (1)     Information and Registration Rights Agreement dated June 1, 1988, as amended through June 4, 1991
     10.7       (1)     License Agreement, effective April 27, 1988, between the Company and the Regents of the University of California
     10.8       (1)     Research and Development Lease dated December 14, 1988, as amended through February 1, 1991 between the Company and Vintage Park
                        Associates
     10.8B      (3)     Amendment No. 4 to Vintage Park Research and Development Lease dated
                        September 30, 1994, between the


                        Company and Vintage Park Associates
     23.1               Consent of Ernst & Young LLP, Independent Auditors
     23.2               Consent of Coopers & Lybrand L.L.P., Independent Accountants
     24.1               Power of Attorney (see pages 62-63)
     27.1               Financial Data Schedule

        ---------------

(1) Incorporated by reference to exhibits of the same number to Registration Statement on Form S-1 (No. 33-67950) effective November 2, 1993.

(2) Incorporated by reference to exhibits to Registration Statement on Form S-8 (No. 33-76100) filed on March 4, 1994.

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.

(4) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995.

+ Confidential treatment requested.