Form 10-Q
period 1997-03-31
PENEDERM INC
filed 1997-05-14
CIK 858876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            Form 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997

Commission File Number                       0-22314


                            PENEDERM INCORPORATED
(Exact name of registrant as specified in its charter)

            CALIFORNIA                       77-0146116
(State of other jurisdiction of         I.R.S. Employer
incorporation or organization)         Identification Number

320 LAKESIDE DRIVE   FOSTER CITY,  CALIFORNIA         94404
(Address of principal executive offices)            (Zip Code)

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

                    YES    X         NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            Class                Outstanding as of:  MARCH 31, 1997


         Common Stock                   8,109,338





                      PENEDERM INCORPORATED
                        TABLE OF CONTENTS
                            FORM 10-Q



                                                               Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                   3

          Condensed Consolidated Statements of Operations -
             Three months ended March 31, 1997 and 1996             4

          Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 1997 and 1996             5

          Notes to Condensed Consolidated Financial
             Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         12

Signature Page                                                     13




PENEDERM INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                      March 31,   December 31,
                                                        1997          1996
ASSETS                                              ------------  ------------
Current Assets:
    Cash and cash equivalents                            $3,357        $3,062
    Short-term marketable securities                      6,869         2,259
    Accounts receivable                                   3,061           276
    Inventory                                             1,705         1,539
    Employee note receivable                                125           125
    Prepaid expenses and other current assets             1,111           524
                                                    ------------  ------------
         Total current assets                            16,228         7,785

    Marketable securities                                 1,000         1,099
    Property and equipment, at cost, less
         accumulated depreciation and amortization          281           277
    Intangible and other assets                           1,493         1,533
                                                    ------------  ------------
         Total assets                                   $19,002       $10,694
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $1,052        $1,196
    Accrued liabilities                                   1,770           863
    Current portion of long-term obligations                 17            16
                                                    ------------  ------------
         Total current liabilities                        2,839         2,075

    Long-term obligations, less current portion              24            28
                                                    ------------  ------------
         Total liabilities                                2,863         2,103
                                                    ------------  ------------
Shareholders' equity:
    Common stock, no par value                           56,049        46,984

    Accumulated deficit                                 (39,910)      (38,393)
                                                    ------------  ------------
         Total shareholders' equity                      16,139         8,591
                                                    ------------  ------------
         Total liabilities and shareholders'
            equity                                      $19,002       $10,694
                                                    ============  ============


See accompanying notes.



PENEDERM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                          1997      1996
                                                       --------  --------
Revenues:
          Product sales                                 $2,601      $593
          Licensing revenues                               300       207
                                                       --------  --------
                    Total revenues                       2,901       800
                                                       --------  --------
Costs and expenses:
          Cost of product sales                            763       428
          Research and development                       1,223     1,862
          Selling, general and administrative            2,491     1,186
                                                       --------  --------
                    Total costs and expenses             4,477     3,476
                                                       --------  --------
Loss from operations                                    (1,576)   (2,676)

Interest income, net                                        59       176
                                                       --------  --------
Net loss                                               ($1,517)  ($2,500)
                                                       ========  ========
Net loss per share                                      ($0.20)   ($0.34)
                                                       ========  ========
Number of shares used in computing net loss per share    7,583     7,254
                                                       ========  ========


See accompanying notes.




PENEDERM INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          1997         1996
                                                        --------     --------
Cash flows from operating activities:
   Net loss                                             ($1,517)     ($2,500)
   Adjustments to reconcile net loss to net cash used
          in operating activities:
      Depreciation and amortization                          81           70
      Decrease (increase) in accounts receivable         (2,785)          57
      Decrease (increase) in inventory                     (166)          46
      Decrease (increase) in prepaid expenses and
          other current assets                             (587)          16
      Increase (decrease) in accounts payable, accrued
          and other liabilities                             763         (119)
      Increase in other assets                               (2)          --
                                                        --------     --------
          Net cash used in operating activities          (4,213)      (2,430)
                                                        --------     --------
Cash flows from investing activities:
   Purchases of available-for-sale securities            (5,013)      (6,405)
   Maturities of available-for-sale securities              253        3,550
   Sales of available-for-sale securities                   249          260
   Aquisition of intangible asset                            --         (100)
   Aquisition of property and equipment                     (43)         (77)
                                                        --------     --------
          Net cash used in investing activities          (4,554)      (2,772)
                                                        --------     --------
Cash flows from financing activities:

   Net proceeds from private placement stock offering     8,975           --
   Proceeds from issuance of common stock                    90           32
   Repayment of long-term obligations                        (3)         (10)
                                                        --------     --------
          Net cash provided by financing activities       9,062           22
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents        295       (5,180)
Cash and cash equivalents at beginning of period          3,062        8,695
                                                        --------     --------
Cash and cash equivalents at end of period               $3,357       $3,515
                                                        ========     ========


See accompanying notes.






                      PENEDERM INCORPORATED
      NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


     1.  Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1997 and 1996, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1996.


     2.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) which is required to be adopted in periods ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share in most situations, excluding common stock equivalents in the computation of basic earnings per share. SFAS 128 will have no impact on the Company's computation of loss per share in the periods ended March 31, 1997 and 1996 or in previously disclosed periods as common stock equivalents have been excluded due to their anti-dilutive effect.



Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


          Recent  Events

          The Company received United Kingdom regulatory approval in February to market its retinoic acid cream and gel formulations for the treatment of acne. The United Kingdom will be Penederm's sponsor country to gain approval in other European nations through the European Mutual Recognition Process.

          In January 1997, the Company announced it entered into a co-promotion agreement with a division of Merck KGaA (Merck), under which it will sell two of Merck's topical products in the U.S. The companies will share profits according to their respective co-promotion efforts.

          In  March  1997,  Penederm  signed  an  agreement  with
          SmithKline Beecham (SmithKline) to co-develop an undisclosed OTC product using Penederm's patented TopiCare Delivery Compounds with a proprietary SmithKline formulation. Both companies will contribute their scientific and technical expertise to the collaboration. SmithKline has the exclusive option to market the finished product worldwide. Penederm will receive milestone payments and royalties on the sale of products resulting from the collaboration, as well as revenues from the supply of TopiCare Delivery Compounds.

          In   March  1997,  the  Company  completed  a   private
          placement for which the net proceeds were approximately
          $9,000,000.


          Overview

          Penederm is a pharmaceutical company that specializes in developing and marketing dermatology products. Penederm recently launched Mentax, a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athlete's foot), tinea corporis (ringworm) and tinea cruris (groin fungus). Penederm also recently received FDA approval to begin marketing its Avita prescription cream product for the treatment of acne and contingent approval to begin marketing its Avita gel product upon expiration of a third party patent in January 1998. Penederm has several other pharmaceutical products for psoriasis, nail fungus and Mentax skin treatment line extensions in Phase II human clinical trials. The Company also sells its patented TopiCare Delivery Compounds for use in cosmetics and personal care products, and markets its own over-the-counter (OTC) skin care products through corporate partners.

          The   Company  has  several  agreements  with   various
          pharmaceutical companies, as follows:




            COMPANY                         PRODUCT AREA                             TERRITORY

In-License and Co-Development
Agreements:
-------------------------------
Kaken Pharmaceutical Company     Penederm in-licensed butenafine,     U.S. Canada, Mexico and Latin America
Ltd. (Kaken)                     the active ingredient incorporated   for skin antifungal; U.S., Canada,
                                 in Mentax                            Europe, Mexico, Latin America, Australia
                                                                      & New Zealand for nail antifungal.
The Merck KGaA Group/Center      Co-promote Akne-Mycin and Cloderm    U.S.
Laboratories
SmithKline Beecham (SmithKline)  Undisclosed OTC product              SmithKline option to market worldwide

Out-License Agreements:
-------------------------------
Schering-Plough HealthCare       Prescription & OTC Nail and co-      U.S. and Canada
Products, Inc. (Schering-        promote prescription skin
Plough)                          antifungal
UCB Group of Belgium (UCB)       Prescription antifungal products     Europe, Africa and Middle East
Warner Wellcome Consumer Health  OTC Dry Skin                         U.S. and Canada
Products (Warner)
SmithKline Beecham (SmithKline)  OTC Consumer Products                Europe & Eastern Europe
Pierre Fabre Inc. (Pierre        DuraScreen sunscreen                 U.S.
Fabre)





          The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through March 31, 1997, the Company incurred a cumulative net loss of $39,910,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of Mentax and over-the-counter products, product license fees and sales of TopiCare Delivery Compounds and interest earned on investments.




          Results of Operations

          Three Months Ended  March 31, 1997 and 1996

          Total revenues for the three months ended March 31, 1997 of $2,901,000 increased from $800,000 in the same period of 1996. This increase is due primarily to the initial product stocking shipments of the Company's recently launched Mentax and out-license milestone payments from corporate partners.

          The Company expects its future revenues in the near term to be derived principally from the sale of its recently approved pharmaceutical products, and for the revenues derived from OTC and cosmetic products to become less significant relative to total revenues.

          The Company's cost of sales increased to $763,000 in the three months ended March 31, 1997 from $428,000 in the same period of 1996 primarily due to the 1997 launch of Mentax sales. Gross margins improved in the first quarter of 1997 compared to the same period of 1996 due to the 1997 launch of Mentax, the Company's first pharmaceutical product, which contributes higher margins than the Company's OTC and cosmetic products.

          The Company's research and development expenses decreased 34% to $1,223,000 in the three months ended March 31, 1997 from $1,862,000 in the same period of 1996 primarily due to the timing and size of human clinical trials. The Company was conducting a large Phase III study in the first quarter of 1996 whereas several smaller Phase II studies were being conducted for the same period in 1997.

          Selling, general and administrative expenses increased 110% to $2,491,000 in the three months ended March 31, 1997 from $1,186,000 in the same period of 1996 due primarily to marketing and other expenses related to the product launch of Mentax and detailing support for Akne-mycin and Cloderm.

          Net interest income decreased 66% to $59,000 in the three months ended March 31, 1997 from $176,000 in the same period of 1996. This decrease is primarily as a result of lower average cash balances available for investment in the first quarter of 1997.

          The Company expects that annual revenues, and costs and expenses will continue to increase in the future, due principally to further commercialization of its recently approved pharmaceutical products. Sales and marketing expenses are expected to increase significantly from the prior year as these products are promoted and sold in the marketplace. The Company also expects modest expansion of research and development programs, increased patent and regulatory costs, expansion of regulatory, clinical and quality assurance capabilities, and increased administrative support costs. Therefore, additional operating losses are expected in the near future.

          In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the three months ended March 31, 1997 are not necessarily indicative of future operating results.


          Liquidity and Capital Resources

          The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities, including a March 1997 private placement for which the net proceeds were approximately $9,000,000. At March 31, 1997, the
          Company had cash, cash equivalents and investments totaling $11,226,000.

          Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term obligations totaled $4,259,000 in the three months ended March 31, 1997 and $2,517,000 for the same period in 1996. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $100,000 related to the in-licensing of drug compounds in the quarter ended March 31, 1996. No similar milestone payments were made in the first quarter of 1997. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

          The Company believes that existing capital resources, including the interest income earned on its invested cash balances, together with the anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements at least through 1997. However, the Company's future capital requirements will depend on many factors, including the progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's licensing and marketing efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all, to permit the Company to continue with its plan for operations.



          The statements in "Management's Discussion and Analysis of Financial Condition and Results of
          Operations" that relate to future plans, events or performance, including statements relating to future revenue and expense levels, are forward-looking statements which involve risks and uncertainties including, but not limited to, product development and market acceptance risks, product manufacturing risks, risks associated with the establishment and management of a contract sales force, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product nonapproval or delays or post-approval reviews by the FDA or foreign regulatory authorities, and other risks identified in the Company's Securities and Exchange Commission filings. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




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





                                   PENEDERM INCORPORATED





     May 14, 1997                     /s/   Lloyd H. Malchow
     Date                            Lloyd H. Malchow, President
                                     and Chief Executive Officer






     May 14, 1997                     /s/   Michael A. Bates
     Date                            Michael A. Bates, Director
                                     of Finance and Administration