Form 10-Q
period 1997-06-30
PENEDERM INC
filed 1997-08-14
CIK 858876

PENEDERM INCORPORATED
                        TABLE OF CONTENTS
                            FORM 10-Q



                                                               Page
                                                              Number

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                 3

          Condensed Consolidated Statements of Operations -
             Three months ended June 30, 1997 and 1996 and
             six months ended June 30, 1997 and 1996             4

          Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and 1996             5

          Notes to Condensed Consolidated Financial Statements   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders   13

Item 6.   Exhibits and Reports on Form 8-K                      14

Signature Page                                                  15





                    PENEDERM INCORPORATED
            CONDENSED CONSOLIDATED BALANCE SHEETS
             June 30, 1997 and December 31, 1996
                        (in thousands)



                                    June 30,         December 31,
                                      1997               1996
                                  -----------       -------------
                                  (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents           $   387            $ 3,062
Short-term marketable securities      8,624              2,259
Accounts receivable                   1,679                276
Inventory                             1,779              1,539
Prepaid expenses and other
   current assets                       724                649
                                    --------           --------
Total current assets                 13,193              7,785

Marketable securities                 1,000              1,099
Property and equipment, at cost,
   less accumulated depreciation
   and amortization                     257                277
Intangible and other assets           1,450              1,533
                                    --------           --------
Total assets                        $15,900            $10,694
                                    ========           ========
LIABILITIES
Current liabilities:
Accounts payable                    $   751            $ 1,196
Accrued liabilities                   1,206                879
                                    --------           --------
Total current liabilities             1,957              2,075

Long-term obligations                    20                 28
                                    --------           --------
Total liabilities                     1,977              2,103

SHAREHOLDERS' EQUITY
Common stock, no par value           56,155             46,984
Accumulated deficit                 (42,232)           (38,393)
                                    --------           --------
Total stockholders' equity           13,923              8,591
                                    --------           --------
Total liabilities and
   stockholders' equity             $15,900            $10,694
                                    ========           ========


See accompanying notes.





                       PENEDERM INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except per share data)
                            (unaudited)




                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               --------------------    --------------------
                                  1997     1996          1997       1996
                               --------- ----------    --------- ----------
Revenues:
Product sales                  $ 1,643   $ 1,100      $ 4,244    $ 1,693
Licensing revenues                 360        --          660        207
                               --------  --------     --------   --------
Total revenues                   2,003     1,100        4,904      1,900
                               --------  --------     --------   --------
Costs and expenses:
Cost of product sales              845       687        1,608      1,115
Research and development         1,259     1,259        2,482      3,121
Sales and marketing              1,769       425        3,932        726
General and administrative         603       697          931      1,582
                               --------  --------      --------  --------
Total costs and expenses         4,476     3,068        8,953      6,544
                               --------  --------      --------  --------

Loss from operations            (2,473)   (1,968)       (4,049)   (4,644)

Interest income, net               151       154           210       330
                               --------  --------      --------  --------
Net loss                       $(2,322)  $(1,814)      $(3,839)  $(4,314)
                               ========  ========      ========  ========
Net loss per share             $ (0.29)  $ (0.25)      $ (0.49)  $ (0.59)
                               ========  ========      ========  ========
Number of shares used in
  computing net loss per share   8,112     7,257         7,848     7,256
                               ========  ========      ========  ========



See accompanying notes.




                     PENEDERM INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                     1997        1996
                                                   --------    --------
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
   Net loss                                        $(3,839)     $(4,314)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                   159          130
       Increase in accounts receivable              (1,403)        (106)
       Increase in inventory                          (240)        (100)
       Increase in prepaid expenses and other
         current assets                                (75)         (77)
       Decrease in accounts payable, accrued
         liabilities and rent                         (118)         (10)
       Increase in other assets                         (2)          --
                                                    -------      -------
       Net cash used in operating activities        (5,518)      (4,477)
                                                    -------      -------
Cash flows from investing activities:
   Purchases of available-for-sale securities       (7,032)      (6,908)
   Maturities of available-for-sale securities         266        4,051
   Sales of available-for-sale securities              500          260
   Acquisition of intangible assets                     --         (100)
   Acquisition of fixed assets                         (54)         (86)
                                                    -------      -------
       Net cash used in investing activities        (6,320)      (2,783)
                                                    -------      -------
Cash flows from financing activities:
   Net proceeds from private placement stock
     offering                                        8,975           --
   Proceeds from issuance of common stock              196          114
   Repayment of long-term debt                          (8)         (24)
                                                    -------      -------
       Net cash provided by financing activities     9,163           90
                                                    -------      -------
Net decrease in cash and cash equivalents           (2,675)      (7,170)
Cash and cash equivalents at beginning of
   period                                            3,062        8,695
                                                    -------      -------
Cash and cash equivalents at end of period          $  387       $1,525
                                                    =======      =======


See accompanying notes.




                      PENEDERM INCORPORATED
      NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


     1.  Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 1997 and 1996, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1996.

     In July 1997, the Company changed the state of its incorporation from California to Delaware.


     2.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) which is required to be adopted in periods ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share in most situations, excluding common stock equivalents in the computation of basic earnings per share. SFAS 128 will have no impact on the Company's computation of loss per share in the periods ended June 30, 1997 and 1996 or in previously disclosed periods as common stock equivalents have and had been excluded due to their anti-dilutive effect.







Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


          Recent  Events

          In April 1997, Penederm announced it had entered into a second agreement with SmithKline Beecham to co-develop an undisclosed OTC product using Penederm's patented TopiCare Delivery Compounds(R) with a proprietary
          SmithKline Beecham formulation. Both companies will contribute scientific and technical expertise to the collaboration. SmithKline Beecham has the exclusive option to market the finished product worldwide. Penederm will receive milestone payments and royalties on the sale of products resulting from the collaboration, as well as revenues from the supply of TopiCare Delivery Compounds.

          In May 1997, Penederm announced it had received regulatory approval from the Health Protection Branch of Health Canada of its topical antifungal compound, butenafine HCl 1% cream, as an over-the-counter (OTC) tinea pedis (athlete's foot) medication. Schering-Plough Healthcare Products, Inc. will market the butenafine cream in Canada under its own brand names.

          In June 1997, Penederm received a Phase I Small Business Innovation Research (SBIR) grant from the
          National Institutes of Health National Institute on Aging to support research of Penederm's ST-630 compound as a possible treatment for two widespread skin disorders: acne and premature skin aging. ST-630 is a fluorinated derivative of Vitamin D3 that Penederm currently has in Phase II human clinical studies for the treatment of psoriasis.

          Overview

          Penederm is a pharmaceutical company that specializes in developing and marketing dermatology products. Penederm recently launched Mentax(R), a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athlete's foot), tinea corporis (ringworm) and tinea cruris (groin fungus). Penederm also recently received FDA approval to begin marketing its Avita(TM) prescription cream product for the treatment of acne and contingent approval to begin marketing its Avita gel product upon expiration of a third party patent in January 1998. Penederm has several other pharmaceutical products for psoriasis, nail fungus and Mentax skin treatment line extensions in Phase II human clinical trials. The Company also sells its patented TopiCare Delivery Compounds for use in cosmetics and personal care products, and markets its own over-the-counter (OTC) skin care prod-ucts through corporate partners.

          The Company has several partnership arrangements with various pharmaceutical companies, as follows:


     COMPANY            PRODUCT AREA             TERRITORY
     -------            ------------             ---------
In-License and Co-
Development
Agreements:
------------------
Kaken               Penederm in-licensed  U.S. Canada, Mexico and
Pharmaceutical      butenafine, the       Latin America for skin
Company Ltd.        active ingredient     antifungal; U.S.,
(Kaken)             incorporated in       Canada, Europe, Mexico,
                    Mentax                Latin America,
                                          Australia & New Zealand
                                          for nail antifungal.

The Merck KGaA      Co-promote Akne-      U.S.
Group/Center        mycin(R) and
Laboratories        Cloderm(TM)

SmithKline Beecham  Undisclosed OTC       SmithKline option to
(SmithKline)        product               market worldwide

Out-License
Agreements:
------------------
Schering-Plough     Prescription & OTC    U.S. and Canada
HealthCare          Nail and co-promote
Products, Inc.      prescription skin
(Schering-Plough)   cream antifungal

UCB Group of        Prescription          Europe, Africa and
Belgium (UCB)       antifungal products   Middle East

Warner Wellcome     OTC Dry Skin          U.S. and Canada
Consumer Health
Products (Warner)

SmithKline Beecham  OTC Consumer          Europe & Eastern Europe
(SmithKline)        Products

Pierre Fabre Inc.   DuraScreen sunscreen  U.S.
(Pierre Fabre)




          The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through June 30, 1997, the Company incurred a cumulative net loss of $42,232,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of Mentax, Avita and over-the-counter products, product license fees, sales of TopiCare Delivery Compounds and interest earned on investments.


          Results of Operations

          Three Months Ended June 30, 1997 and 1996

               Total revenues for the three months ended June 30, 1997 of $2,003,000 increased 82% from $1,100,000 in the same period of 1996. This increase is due primarily to the initial product stocking shipments of the Company's recently launched Avita product and out-license milestone payments from corporate partners. As expected, revenues from the Company's Mentax product, which was initially launched in January of 1997, were modest in the second quarter.

                The Company's cost of sales increased to $845,000 in the three months ended June 30, 1997 from $687,000 in the same period of 1996 primarily due to the 1997 launch of Avita. Gross margins improved in the second quarter of 1997 compared to the same period of 1996 due to the 1997 launch of Avita, the Company's second pharmaceutical product, which contributes higher margins than the Company's nonprescription products.

          The Company's research and development expenses were $1,259,000 in both the three months ended June 30, 1997 and 1996. Research and development expenses can fluctuate based on the size and timing of the Company's clinical trial programs. The Company was conducting a large Phase III study in the second quarter of 1996 whereas several smaller Phase II studies were being conducted for the same period in 1997. Sales and marketing expenses increased 316% to $1,769,000 in the three months ended June 31, 1997 from $425,000 in the same period of 1996 due primarily to marketing and other expenses related to the product launch of Mentax in the first quarter of 1997 and preparation for the marketing launch of Avita in the third quarter and detailing support for Akne-mycin and Cloderm. General and administrative expenses decreased 13% to $603,000 in the three months ended June 30, 1997 from $697,000 in the same period of 1996. The prior year period had unusually high legal costs related to prosecuting violations of certain of the Company's patents.

          Net interest income was $151,000 in the three months ended June 30, 1997 and $154,000 in the same period of 1996.


          Six Months Ended June 30, 1997 and 1996

                Total revenues for the six months ended June 30, 1997 of $4,904,000 increased from $1,900,000 in the same period of 1996. This increase is due primarily to the initial product stocking shipments of the Company's recently launched Mentax and Avita and out-license milestone payments from corporate partners.

                The Company expects its future revenues in the near term to be derived principally from the sale of its recently approved pharmaceutical products, and for the revenues derived from OTC and cosmetic products to become less significant relative to total revenues.

                 The Company's cost of sales increased to $1,608,000 in the six months ended June 30, 1997 from $1,115,000 in the same period of 1996 primarily due to the 1997 launch of Mentax sales. Gross margins improved in the first six months of 1997 compared to the same period of 1996 due to the 1997 launch of Mentax and Avita, the Company's first pharmaceutical products, which contribute higher margins than the Company's nonprescription products.

          The Company's research and development expenses decreased 20% to $2,482,000 in the six months ended June 30, 1997 from $3,121,000 in the same period of 1996 primarily due to the timing and size of human clinical trials. The Company was conducting a large Phase III study in the first quarter of 1996 whereas several smaller Phase II studies were being conducted for the same period in 1997. Sales and marketing expenses increased 442% to $3,932,000 in the six months ended June 30, 1997 from $726,000 in the same period of 1996 due primarily to marketing and other expenses related to the product launch of Mentax in the first quarter of 1997 and preparation for the marketing launch of Avita in the third quarter and detailing support for Akne-mycin and Cloderm. General and administrative expenses decreased 41% to $931,000 in the six months ended June 30, 1997 from $1,582,000 in the same period of 1996. The prior year period had unusually high legal costs related to prosecuting violations of certain of the Company's patents. This patent case was won by the Company resulting in the recovery of a portion of the Company's legal fees in the first quarter of 1997.

          Net interest income decreased 36% to $210,000 in the six months ended June 30, 1997 from $330,000 in the same period of 1996. This decrease is primarily as a result of lower average cash balances available for investment in the six months of 1997.

                The Company expects that annual revenues, and costs and expenses will continue to increase in the
          future,       due      principally      to      further
          commercialization of its recently approved pharmaceu-tical products. Sales and marketing expenses are expected to increase significantly from the prior year as these products are promoted in the marketplace. The Company also expects some expansion of research and development programs, increased patent and regula-tory costs, expansion of regulatory, clinical and quality assurance capabilities, and increased admin-istrative support costs. Therefore, additional oper-ating losses are expected in the near future.

          In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the six months ended June 30, 1997 are not necessarily indicative of future operating results.

          Liquidity and Capital Resources

               The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities, including a March 1997 private placement for which the net proceeds were approximately $9,000,000. At June 30, 1997, the
          Company had cash, cash equivalents and investments totaling $10,011,000.

          Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term obligations totaled $5,580,000 in the six months ended June 30, 1997 and $4,587,000 for the same period in 1996. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $100,000 related to the in-licensing of drug compounds in the six months ended June 30, 1996. No similar milestone payments were made in the first six months of 1997. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

          The Company believes that existing capital resources, including the interest income earned on its invested cash balances, together with the anticipated revenues (consisting of product sales, license fees and royalties), may satisfy the Company's working capital and identified capital expenditure requirements at least through June 30, 1998. However, the Company's future capital requirements will depend on many factors, including the progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's licensing and marketing efforts. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all, to permit the Company to continue with its current plan for operations.
     ______________________________________________

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



                      PENEDERM INCORPORATED

Part II:  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     The Company held its annual meeting of shareholders on June
     16, 1997. At the meeting, the shareholders considered the items described below:

     Each of the nominees for director David E. Collins, Lloyd H. Malchow, Robert F. Allnutt, William I. Bergmen, Mark J. Gabrielson, Harvey S. Sadow, Ph.D., and Gerald D. Weinstein, M.D., was elected by the affirmative vote of at least 6,227,126 shares (out of 6,460,834 shares represented at the meeting).

     The shareholders voted to approve an amendment to the Penederm Incorporated Equity Incentive Plan to increase by 400,000 the number of shares reserved for issuance under the plan. The amendment was approved by a vote of 3,458,222 shares for, 1,566,896 shares against and 17,220 shares abstaining.

     The shareholders voted to approve an amendment to the Penederm Incorporated Employee Stock Purchase Plan to increase by 50,000 the number of shares reserved for issuance under the plan. The amendment was approved by a vote of 4,417,761 shares for, 609,516 shares against and 15,061 shares abstaining.

     The June 16, 1997 meeting of shareholders was adjourned until July 11 at which the following resolution was approved by shareholders:

     The shareholders voted to approve a change in the Company's state of incorporation from California to Delaware through the merger of the Company into a newly formed Delaware corporation that is a wholly-owned subsidiary of the Company. This proposal was approved by a vote of 5,266,920 shares for, 844,645 against and 90,337 abstaining (out of 7,292,120 shares represented at the meeting).

          Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  2.1      Agreement  and Plan of Merger  between  Penederm
                              Incorporated, a California Corporation and
                              Penederm Incorporated, a Delaware Corporation
                  27       Financial Data Schedule
                  99.1(1)  Equity Incentive Plan
                  99.2(1)  Employee Stock Purchase Plan
_______________
(1) Incorporated by reference to the exhibits to Penederm Registration Statement on Form S-8 (File No. 333-32689) filed on August 1, 1997.

            (b)   Reports on Form 8-K

                  On August 1, 1997, Penederm filed a current report on Form 8-K in connection with the reincorporation of the Company in Delaware.



                           SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                PENEDERM INCORPORATED





     August 14, 1997            /s/Lloyd H. Malchow
     Date                       Lloyd H. Malchow, President
                                and Chief Executive Officer






     August 14, 1997            /s/Michael A. Bates
     Date                       Michael A. Bates, Director of
                                Finance and Administration




                        INDEX TO EXHIBITS


      Exhibit
        No.      Description

      2.1        Agreement  and Plan of Merger  between  Penederm
                 Incorporated, a California    Corporation    and
                 Penederm Incorporated, a Delaware Corporation
      27         Financial Data Schedule
      99.1(1)    Equity Incentive Plan
      99.2(1)    Employee Stock Purchase Plan
_______________
(1) Incorporated by reference to the exhibits to Penederm Registration Statement on Form S-8 (File No. 333-32689) filed on August 1, 1997.