Form 10-Q
period 1997-09-30
PENEDERM INC
filed 1997-11-13
CIK 858876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            Form 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

Commission File Number  0-22314


                      PENEDERM INCORPORATED
     (Exact name of registrant as specified in its charter)

           DELAWARE                        77-0146116
 (State of other jurisdiction of        I.R.S. Employer
 incorporation or organization)      Identification Number

320 LAKESIDE DRIVE, FOSTER CITY,  CALIFORNIA            94404
  (Address of principal executive offices)           (Zip Code)


                         (650) 358-0100
       (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X                      NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

        Class            Outstanding as of:  SEPTEMBER 30, 1997

     Common Stock                  8,143,051
_______________




                      PENEDERM INCORPORATED
                        TABLE OF CONTENTS
                            FORM 10-Q

                                                                 Page
                                                                Number

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996               3

          Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1997 and 1996 and
             nine months ended September 30, 1997 and 1996          4

          Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1997 and 1996          5

          Notes to Condensed Consolidated Financial Statements      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         14

Signature Page                                                     15




                    PENEDERM INCORPORATED
            CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 1997 and December 31, 1996
                        (in thousands)


                                      September 30,     December 31,
                                         1997               1996
                                      -------------     ------------
                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents             $   714            $ 3,062
  Short-term marketable securities        5,111              2,259
  Accounts receivable                     2,166                276
  Inventory                               1,689              1,539
  Prepaid expenses and other
     current assets                         587                649
                                        -------            -------
     Total current assets                10,267              7,785

  Marketable securities                   1,000              1,099
  Property and equipment, at cost,
     less accumulated depreciation
     and amortization                       277                277
  Intangible and other assets             1,407              1,533
                                        -------            -------
Total assets                            $12,951            $10,694
                                        =======            =======
LIABILITIES
Current liabilities:
  Accounts payable                      $   998            $ 1,196
  Accrued liabilities                     2,093                879
                                        -------            -------
     Total current liabilities            3,091              2,075

Long-term obligations                        14                 28
                                        -------            -------
Total liabilities                         3,105              2,103

SHAREHOLDERS' EQUITY
Common stock, $.01 par value                 81                 --
Additional paid in capital               56,130             46,984
Accumulated deficit                     (46,365)           (38,393)
                                        -------            -------
Total stockholders' equity                9,846              8,591
                                        -------            -------
Total liabilities and
   stockholders' equity                 $12,951            $10,694
                                        =======            =======

See accompanying notes.



                       PENEDERM INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except per share data)
                            (unaudited)


                                     Three Months             Nine Months
                                        Ended                    Ended
                                     September 30,           September 30,
                                 -------------------    --------------------
                                   1997        1996       1997        1996
                                 -------     -------    -------     -------
Revenues:
  Product sales                  $  962      $   52     $ 5,206     $ 1,745
  Licensing revenues                925          10       1,585         217
                                 -------     -------     -------     -------
     Total revenues               1,887          62       6,791       1,962
                                 -------     -------     -------     -------
Costs and expenses:
  Cost of product sales             527          16       2,135       1,131
  Research and development        1,947       1,019       4,429       4,140
  Sales and marketing             3,097         231       7,029         957
  General and administrative        577         514       1,508       2,096
                                 -------     -------     -------     -------
     Total costs and expenses     6,148       1,780      15,101       8,324
                                 -------     -------     -------     -------
Loss from operations             (4,261)     (1,718)     (8,310)     (6,362)

Interest income, net                128         115         338         445
                                --------    --------    --------    --------
Net loss                        $(4,133)    $(1,603)    $(7,972)    $(5,917)
                                ========    ========    ========    ========
Net loss per share              $ (0.51)    $ (0.22)    $ (1.00)    $ (0.81)
                                ========    ========    ========    ========
Number of shares used in
  computing net loss per share    8,138       7,288       7,944       7,266
                                ========    ========    ========    ========


See accompanying notes.




                     PENEDERM INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (unaudited)
                                                        Nine Months Ended
                                                          September 30,
Increase (decrease) in cash and cash                     1997        1996
  equivalents                                          -------     -------

Cash flows from operating activities:
  Net loss                                             $(7,972)    $(5,917)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                            243         191
  Decrease (increase) in accounts receivable            (1,890)        526
  Increase in inventory                                   (150)       (748)
  Decrease in prepaid expenses and other
     current assets                                         62          20
  Increase (decrease) in accounts payable,
     accrued liabilities and rent                        1,014      (1,220)
  Decrease (increase) in other assets                       (2)          2
                                                        -------     -------
     Net cash used in operating activities              (8,695)     (7,146)
                                                        -------     -------
Cash flows from investing activities:
  Purchases of available-for-sale securities            (7,032)     (6,905)
  Maturities of available-for-sale securities            1,278       5,850
  Sales of available-for-sale securities                 3,001         761
  Acquisition of intangible assets                          --        (125)
  Acquisition of fixed assets                             (115)       (101)
                                                        -------     -------
     Net cash used in investing activities              (2,868)       (520)
                                                        -------     -------
Cash flows from financing activities:
  Net proceeds from private placement stock offering     8,975          --
  Proceeds from issuance of common stock                   252         145
  Repayment of long-term debt                              (12)        (27)
                                                        -------     -------
     Net cash provided by financing activities           9,215         118
                                                        -------     -------
Net decrease in cash and cash equivalents               (2,348)     (7,548)
Cash and cash equivalents at beginning of period         3,062       8,695
                                                        -------     -------
Cash and cash equivalents at end of period              $  714      $1,147
                                                        =======     =======



See accompanying notes.





                       PENEDERM INCORPORATED
      NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


     1.  Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 1997 and 1996, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1996.

     In July 1997, the Company changed the state of its incorporation from California to Delaware.


     2.  Product Reserve

     The Company maintains a product reserve which it considers sufficient to cover product returns and bad debts.

     3.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) which is required to be adopted in periods ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share in most situations, excluding common stock equivalents in the computation of basic earnings per share. SFAS 128 will have no impact on the Company's computation of loss per share in the periods ended September 30, 1997 and 1996 or in previously disclosed periods as common stock equivalents have and had been excluded due to their anti-dilutive effect.

     4.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1998. Penederm's management is currently evaluating the implication of this statement on the Company's statement of operations.


     5.  Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way the public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS
     131 will first be reflected in the Company's 1998 Annual Report and will apply to both annual and interim financial reporting subsequent to this date.
     Penederm's management is currently evaluating the implication of this statement on the Company's statement of operations.




Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


          Recent  Events

          Penederm recently commenced its commercial launch of Avita cream, a topical form of retinoic acid, for the treatment of acne. The U.S. Patent and Trademark Office issued a patent to Penederm which broadly covers topical formulations of Avita that include Penederm's TopiCare Delivery Compounds. The issued patent covers retinoic acid-containing polyether-polyurethane formulations which can be used for the treatment of acne vulgaris and other skin disorders. The polyether-polyurethane compounds (TopiCare Delivery Compounds) are liquid polymers that deposit and hold drugs and other skin care agents on and in the upper layers of the skin.

          In September 1997, in order to facilitate the sale of the products by Merck KGaA (Merck) to a third party and to allow the Company to focus on the promotion of its own brands, Penederm terminated its January 1997 co-promotion agreement with a division of Merck under which it had previously promoted two topical products in the United States. The agreement was terminated at no cost to the Company.

          In October 1997, clinicians at a meeting of the Skin Disease Education Foundation in Santa Fe, New Mexico reported results of a recently completed Phase II study demonstrating that a new combination therapy of butenafine HCl 1% and betamethasone dipropionate 0.05% cream effectively treats tinea pedis (athlete's foot) when applied twice daily for only seven days. If these results can be replicated in further clinical studies, this new drug, which combines butenafine and a topical steroid in a seven-day treatment, could offer significant safety and compliance advantages over current 28-day combination therapies that expose patients to steroids for a long dosing period.

          In November 1997, Penederm announced it licensed two pharmaceutical products to Allergan-Lok Produtos Pharmaceuticos, Ltda. (Allergan-Lok Produtos), a Brazilian subsidiary of Allergan, Inc. Under the terms of the agreement, Allergan-Lok Produtos will pursue regulatory approval of the products and pay milestones and royalties to Penederm in exchange for the licenses to manufacture and market the products.



          Overview

          Penederm is a pharmaceutical company that specializes in developing and marketing dermatology products. In the first quarter of 1997, Penederm launched Mentax, a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athlete's foot), tinea corporis (ringworm) and tinea cruris (groin fungus). Penederm launched its Avita prescription cream product, a topical form of retinoic acid for the treatment of acne in the second quarter of 1997. Penederm also received FDA contingent approval to begin marketing its Avita gel product upon expiration of a third party patent in January 1998. Penederm has several other pharmaceutical products for fungal inflammatory conditions, psoriasis, nail fungus and Mentax skin treatment line extensions in human clinical trials. The Company also sells its patented TopiCare Delivery Compounds for use in cosmetics and personal care products, and markets its own over-the-counter (OTC) skin care products through corporate pharmaceutical companies as follows:





     COMPANY            PRODUCT AREA             TERRITORY

In-License and Co-Development Agreements:
-----------------------------------------
Kaken                  Penederm in-licensed     U.S., Canada, Mexico
Pharmaceutical         butenafine, the          and Latin America for
Company Ltd.           active ingredient        skin antifungal; U.S.,
(Kaken)                incorporated in          Canada, Europe, Mexico,
                       Mentax                   Latin America,
                                                Australia and New
                                                Zealand for nail
                                                antifungal.

SmithKline Beecham     Undisclosed OTC          SmithKline option to
(SmithKline)           product                  market worldwide


Out-License Agreements:
-----------------------------------------
Schering-Plough        Prescription & OTC       U.S. and Canada
HealthCare             Nail and co-promote
Products, Inc.         prescription skin
(Schering-Plough)      cream antifungal

UCB Group of           Prescription             Europe, Africa and
Belgium (UCB)          antifungal products      Middle East

Warner Wellcome        OTC Dry Skin             U.S. and Canada
Consumer Health
Products (Warner)

SmithKline Beecham     OTC Consumer             Europe and Eastern
(SmithKline)           Products                 Europe

Pierre Fabre Inc.      DuraScreen sunscreen     U.S.
(Pierre Fabre)

Allergan, Inc.         Butenafine topical       Central and South
                       antifungal and           America
                       retinoic acid cream



          The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through September 30, 1997, the Company incurred a cumulative net loss of $46,365,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of Mentax, Avita and over-the-counter products, product license fees, sales of TopiCare Delivery Compounds and interest earned on investments.


          Results of Operations

          Three Months Ended September 30, 1997 and 1996

          Total revenues for the three months ended September 30, 1997 of $1,887,000 increased from $62,000 in the same period of 1996. This increase is due primarily to the sale of Penederm's Avita and Mentax products launched in 1997, increased sales of the Company's other products and out-license milestone
          and   co-promotion  payments from corporate partners.

          The Company's cost of sales increased to $527,000 in the three months ended September 30, 1997 from $16,000 in the same period of 1996 primarily due to the 1997 launch of Avita and Mentax. Gross margins improved in the third quarter of 1997 compared to the same period of 1996 due to the 1997 launch of Avita and Mentax, which contribute higher margins than the Company's nonprescription products.

          The Company's research and development expenses increased 91% to $1,947,000 in the three months ended September 30, 1997 from $1,019,000 in the same period of 1996 due to the timing and size of human clinical trials. The Company commenced two Phase III human clinical studies of its 501 cream combination product during the third quarter of 1997. These studies are being conducted at over 32 clinical sites and involve over 1,600 patients. Sales and marketing expenses increased to $3,097,000 in the three months ended September 30, 1997 from $231,000 for the same period of 1996 due primarily to marketing and other expenses related to the product launches of Mentax and Avita. General and administrative expenses increased 12% to $577,000 in the three months ended September 30, 1997 from $514,000 in the same period of 1996.

          Net interest income was $128,000 in the three months ended September 30, 1997 and $115,000 in the same period of 1996.




     Nine Months Ended September 30, 1997 and 1996

          Total revenues for the nine months ended September 30, 1997 of $6,791,000 increased from $1,962,000 in the same period of 1996. This increase is due primarily to the initial product stocking shipments of the Company's Mentax trade launch in January and Avita trade launch in June and out-license milestone payments from corporate partners.

          The Company expects its future revenues in the near term to be derived principally from the sale of its recently approved pharmaceutical products, and for the revenues derived from OTC and cosmetic products to become less significant relative to total revenues.

          The Company's cost of sales increased to $2,135,000 in the nine months ended September 30, 1997 from $1,131,000 in the same period of 1996 due primarily to the 1997 launch of Mentax and Avita. Gross margins improved in the first nine months of 1997 compared to the same period of 1996 due to the 1997 launch of Mentax and Avita, the Company's first pharmaceutical products, which contribute higher margins than the Company's nonprescription products.

          The Company's research and development expenses increased 7% to $4,429,000 in the nine months ended September 30, 1997 from $4,140,000 in the same period of 1996 due to the timing and size of human clinical trials. Sales and marketing expenses increased 634% to $7,029,000 in the nine months ended September 30, 1997 from $957,000 in the same period of 1996 due primarily to marketing and other expenses related to the product launch of Mentax in the first quarter of 1997 and Avita in the third quarter of 1997. General and administrative expenses decreased 28% to $1,508,000 in the nine months ended September 30, 1997 from $2,096,000 in the same period of 1996. General and administrative expenses in the prior year period included legal costs related to prosecuting violations of certain of the Company's patents. A court award related to this patent case resulted in the recovery of a portion of the Company's legal fees in the first quarter of 1997 which reduced the Company's general and administrative expenses.

          Net interest income decreased 24% to $338,000 in the nine months ended September 30, 1997 from $445,000 in the same period of 1996. This decrease is primarily as a result of lower average cash balances available for investment in the nine months of 1997.

          The Company expects that annual revenues, and costs and expenses will continue to increase in the future, due principally to further commercialization of its recently approved pharmaceutical products. Sales and marketing expenses are expected to increase signifi-cantly from the prior year as these products are promoted in the marketplace. The Company also expects some expansion of research and development programs, increased patent and regulatory costs, expansion of regulatory, clinical and quality assurance capabil-ities, and increased administrative support costs. Therefore, additional operating losses are expected in the near future.

          In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of future operating results.



          Liquidity and Capital Resources

          The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities, including a March 1997 private placement for which the net proceeds were approximately $9,000,000. At September 30, 1997, the Company had cash, cash equivalents and investments totaling $6,825,000.

          Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term obligations totaled $8,822,000 in the nine months ended September 30, 1997 and $7,274,000 for the same period in 1996. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $100,000 related to the in-licensing of drug compounds in the nine months ended September 30, 1996. No similar milestone payments were made in the first nine months of 1997. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

          The Company believes that existing capital resources, including the interest income earned on its invested cash balances, together with the anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements at least through March 31, 1998. The Company plans to raise additional equity capital in the near future. Management is currently evaluating proposals from a variety of financing sources and expects to complete a transaction within the next six months. The Company's future capital requirements will depend on many factors, including the commercial success of the Company's products, progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's strategic relationships. There can be no assurance that additional funds will be available to the Company on favorable terms, if at all, to permit the Company to continue with its current plan for operations.
     ______________________________________________
          The statements in "Management's Discussion and Analysis of Financial Condition and Results of
          Operations" that relate to future plans, events or performance, including statements relating to future revenue and expense levels, are forward-looking statements which involve risks and uncertainties including, but not limited to, product development and market acceptance risks, product manufacturing risks, risks associated with the establishment and management of a contract sales force, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product nonapproval or delays or post-approval reviews by the FDA or foreign regulatory authorities, and other risks identified in the Company's Securities and Exchange Commission filings. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



          Item 6.  Exhibits and Reports on Form 8-K


            (a)     Exhibits

     27        Financial Data Schedule

            (b)     Reports on Form 8-K

               On August 1, 1997, Penederm filed a current report on Form 8-K in connection with the reincorporating of the Company in Delaware.




                           SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PENEDERM INCORPORATED





     November 14, 1997          /s/  Lloyd H. Malchow
     -----------------          --------------------------------
     Date                       Lloyd H. Malchow, President
                                and Chief Executive Officer






     November 14, 1997          /s/  Michael A. Bates
     -----------------          --------------------------------
     Date                       Michael A. Bates, Vice President
                                Finance and Administration and
                                Chief Financial Officer




                        INDEX TO EXHIBITS


        Exhibit
          No.       Description
        -------     -------------------------------------------

          27        Financial Data Schedule