Form 10-K
period 1997-12-31
PENEDERM INC
filed 1998-02-26
CIK 858876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                            or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:  0-22314

                              PENEDERM INCORPORATED
             (Exact name of registrant as specified in its charter)

        Delaware                                   77-0146116
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

            320 Lakeside Drive, Foster City, California     94404
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:          (650) 358-0100
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $0.01 par value
                                                              Rights to purchase
                                                              Common Stock
                                                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 1998, based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was approximately $85,322,000.

The number of outstanding shares of the registrant's Common Stock on January 30, 1998 was 8,154,098.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998 and to be used in connection with the Annual Meeting of Stockholders expected to be held June 24, 1998 are incorporated by reference in Parts III and IV of this Form 10-K.

                              PENEDERM INCORPORATED
                              1997 FORM 10-K REPORT


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   ITEM 1. BUSINESS.......................................................... 3
   ITEM 2. PROPERTIES........................................................33
   ITEM 3. LEGAL PROCEEDINGS.................................................33
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............33

PART II
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................34
   ITEM 6. SELECTED FINANCIAL DATA...........................................35
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................36
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................40
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................55

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............55
   ITEM 11. EXECUTIVE COMPENSATION...........................................55
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...55
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................55

PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K........................................55

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


                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Penederm is developing and commercializing topically administered prescription dermatology products that use the Company's proprietary drug delivery technology or drug compounds to achieve enhanced patient safety or clinical efficacy. In the fourth quarter of 1996, Penederm received clearance from the United States Food and Drug Administration ("FDA") to market Mentax, a once-a-day prescription topical treatment for the treatment of three skin fungal conditions: tinea pedis (athletes' foot), tinea corporis (ringworm) and tinea cruris (groin fungus). In May 1997, the Mentax product was approved as an over-the-counter product by the Health Protection Branch of Health Canada, where it is being marketed by Schering-Plough HealthCare Products, Inc. (Schering-Plough) under the Dr. Scholl's Once-A-Day brand name. In January 1997, Penederm received FDA clearance to begin marketing its Avita cream prescription product for the treatment of acne. Penederm subsequently received clearance, in January 1998, to market the gel formulation of Avita upon the expiration of a patent held by a third party. In January 1998, Penederm also announced it had licensed permethrin cream 5% from Alpharma, Inc. (Alpharma) for the treatment of sarcoptes scabiei (scabies infection). Penederm will market this product under its Acticin brand name. Penederm initiated phase III human clinical trials of a combination product (project name: 501 cream) for the treatment of skin fungal conditions in 1997. Products for nail fungus and psoriasis are in earlier stages of clinical development along with Mentax skin treatment line extensions. The Company also sells its patented TopiCare Delivery Compounds as specialty ingredients to major cosmetic companies for incorporation into their commercial products. The Company's goal is to become a leader in the United States prescription dermatology market and compete in other skin care markets by creating safer and more efficacious topical formulations using its versatile drug delivery technology with selected novel and off-patent drug compounds addressing niche markets and by successfully commercializing these formulations.

----------
        The following trademarks of Penederm are used in this Annual Report on Form 10-K: TopiCare Delivery Compounds(R), Avita(TM), Mentax(R), Penederm(R), Vitinoin(R), Acticin(TM) and DuraScreen(R) (licensed to Pierre Fabre Inc. in the United States).

MARKET OVERVIEW

    Prescription Products

    The market for prescription treatments for dermatologic disorders, or diseases of the skin, is estimated to be in excess of $2 billion annually in the United States at the manufacturer level. In the United States, dermatological diseases are treated primarily by 7,000 high-prescribing dermatologists and general practitioners. It is estimated that dermatologists prescribe drug therapies in approximately 65 percent of patient visits. In many instances, the dermatological disease being treated is chronic, requiring continued use of one or more prescribed products.

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

    Nonprescription Products

    Technologies used for the delivery of drugs to treat dermatologic indications may be applied to the nonprescription skin care market. Cosmetics and skin and hair care products are primarily sold through mass merchandisers, food and drug chains, department stores, independent specialty and convenience stores, pharmacies, mail order, door-to-door sales, and direct to doctors. New product introductions are frequent, with market acceptance based on such factors as breadth of distribution, cost, product efficacy, safety and appealing use characteristics. Important attributes of delivery agents used for such products include safety, emolliency, duration of action, stability and ease of formulation.

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





                                         PRESCRIPTION PRODUCTS
      PRODUCT            INDICATION             STATUS                   MARKETING RIGHTS
-------------------      ----------      ----------------------          ------------------
Avita (retinoic          Acne            U.S.: Cream and gel             U.S.: Penederm
acid) cream and gel                      approved for marketing          Canada: Pharmascience Inc.
                                         Canada:  Approved for           ("Pharmascience")
                                         marketing                       Europe:  Penederm
                                         Europe:  Approved for           Latin America: Allergan Inc.
                                         marketing in the U.K.; filed    ("Allergan")
                                         as European Marketing
                                         Authorization Application
                                         ("MAA")

Mentax                  Skin fungus      U.S.: Approved for tinea        U.S.: Schering-Plough
(butenafine) cream                       pedis; tinea corporis and       HealthCare Products, Inc.
                                         tinea cruris                    ("Schering-Plough")
                                         Canada: Approved as             (podiatrists), Mylan
                                         over-the-counter (OTC)          Laboratories Inc. (primary
                                                                         care) and Penederm
                                                                         Canada: Schering-Plough and
                                                                         Penederm

501 Cream, a            Inflammatory     U.S.: Phase III human           U.S.: Penederm
combination of          fungal           clinical testing in
butenafine and          conditions       progress.
betamethasone
dipropionate

Butenafine nail         Nail fungus     U.S.: Phase II human             U.S.: Schering-Plough and
fungus formulation                      clinical testing completed.      Penederm
                                                                         Canada:  Schering-Plough and
                                                                         Penederm
                                                                         Europe, Africa and the Middle
                                                                         East:  UCB Group of Belgium
                                                                         ("UCB")

Vitamin D analogs       Psoriasis       U.S.: preclinical testing;       U.S.: Penederm
cream and ointment                      Investigtional New Drug          Canada: Penederm
                                        ("IND") opened; Phase II
                                        human clinical testing in
                                        progress

                            NONPRESCRIPTION PRODUCTS

      PRODUCT            INDICATION              STATUS                      MARKETING RIGHTS
----------------------  ------------    ---------------------------      -----------------------------
DuraScreen SPF15 and    Prevention      Marketed in U.S. and Canada      U.S.:  Pierre Fabre, Inc.
SPF30 sunscreen         of                                               ("Pierre Fabre")
                        photo-damage
                                                                         Canada:  Pharmascience
Penederm Cream and      Severe dry      Marketed in U.S. and Canada      U.S.:  Penederm
Penederm Lotion         skin
                                                                         Canada: Pharmascience
Warner's Lubriderm      Severe dry      Marketed in Canada               Canada:  Warner
Alpha Hydroxy           skin
Moisture Recovery
Creme and Lotion

OTC Product (Europe)    Severe dry      Marketed in Europe               Europe: SmithKline Beecham
                        skin                                             ("SmithKline")
Undisclosed OTC         Undisclosed     Development completed            SmithKline
Product

TopiCare Delivery       Sunscreens,     Marketed worldwide               U.S.:  Barnet Products
Compounds (used with    color                                            Corporation
various agents)         cosmetics                                        Asia:  Nikko Chemicals Co. Ltd.
                        and skin                                         Europe and South Africa:
                        treatment                                          Sederma, S.A.
                        products                                         Australia and New Zealand:
                                                                           Bronson & Jacobs, Pty. Ltd.

    There can be no assurance that the Company can successfully develop any potential products or technologies or, if successfully developed, that they will obtain regulatory approval or be successfully commercialized. See "Risk Factors."


    PRESCRIPTION PRODUCTS

    Avita. The Company has developed Avita gel and cream as prescription retinoic acid acne treatments that incorporate TopiCare Delivery Compounds. According to industry sources, approximately 35 million people in the United States are affected by acne each year. The Company estimates the United States prescription acne market to be approximately $500 million and the topical retinoic market to be approximately $200 million, or 40% of the prescription acne market. Retinoic acid formulations are the leading prescription products for the topical treatment of acne, and until late 1996 only Ortho McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson, marketed topical retinoic acid products for the treatment of acne in the United States under the Retin-A(R) brand. Studies indicate that a significant number of users experience skin irritation (dryness, peeling and redness) from the Retin-A(R) products, which is still the market leading product. The Company has completed human clinical studies which the Company believes indicate that Avita retinoic acid gel and cream treatments, which are formulated with TopiCare Delivery Compounds, provide comparable effectiveness and less irritation than Retin-A(R). The Company is aware of other companies that have developed prescription acne treatments formulated with retinoids that are recently introduced and that may also present substantial competition for Avita, including Differin(R) Gel developed by Galderma Laboratories Inc. ("Galderma") that was launched in the United States in November 1996 and a second Johnson & Johnson tretinoin gel product, Retin-A(R) Micro, launched in the United States in February 1997. Both of the recently introduced products are promoted as less irritating. The Company does not have data from human clinical studies comparing the efficacy and irritation of Avita with that of the more recently approved acne treatments with retinoids and there can be no assurance that Avita will be as efficacious and less irritating than those products or will achieve market acceptance.

    In January 1997, the FDA notified the Company that Avita cream was approved for marketing. In January 1998, Avita gel was also approved for marketing by the FDA upon expiration of a third party patent. The Company has completed human clinical studies to support marketing claims related to the products. The FDA has granted an export license to ship these products out of the United States. The Company has also submitted data to the FDA to expand its label claims to Avita Gel. The Company has retained United States marketing rights to Avita and launched the product in the United States in August 1997 using a pharmaceutical specialty contract sales force. In early 1998, Penederm began recruiting its own direct, employee-based sales force and is transitioning selling activities from the contract sales force. Penederm pays a modest royalty on the sales of Avita, subject to a specified maximum amount, pursuant to a 1995 termination agreement with a company that originally had distribution rights to Avita. See "Risk Factors -- Uncertainty of Commercial Launch and Market Acceptance of Prescription Products," "-- Government Regulation; No Assurance of Product Approvals" and "-- Uncertainty of Future Product Development."

    The Company has also received approval to market Avita in Canada under the trade name Vitinoin. The Company has licensed its rights to market the products in Canada to Pharmascience. Pharmascience launched Vitinoin in June 1995 and is promoting it with a less irritating label claim. In February 1997, the Company received approval in the United Kingdom for this product. The U.K. will be Penederm's sponsor country to seek approval in other European nations through the European Mutual Recognition Process. See "Collaborative Arrangements."

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

    In the fourth quarter of 1996, Penederm received clearance from the FDA to market Mentax, a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athletes' foot), tinea corporis (ringworm) and tinea cruris (groin fungus). The Company also received approval from the Canadian Health Protection Branch for the product as an over-the-counter treatment for tinea pedis in Canada. In December 1997 Penederm received FDA approval of a revised label claim for Mentax. The new label reflects revised dosage instructions for the treatment of tinea pedis that allows topical application either twice-a-day for seven days, or once-a-day for four weeks. Mentax is the only topical antifungal product approved in the U.S. which has such a one-week dosing regimen. In addition, the Company plans to pursue the development of Mentax formulated with TopiCare Delivery Compounds as an extension of its skin antifungal product line. See "Risk Factors -- Uncertainty of Commercial Launch and Market Acceptance of Prescription Products," "-- Government Regulation; No Assurance of Product Approvals" and "-- Uncertainty of Future Product Development."

    The Company has commenced marketing Mentax in the United States through a pharmaceutical specialty contract sales force and has entered into an agreement with Schering-Plough for the marketing and sale in the United States and Canada of certain skin antifungal products. In early 1998, Penederm began recruiting its own direct, employee-based sales force and to transition selling activities from the contract sales force. The Company also expects that Mylan Laboratories will begin co-promoting this product to primary care physicians in early 1998. See "Sales and Marketing" and "Collaborative Arrangements."

    501 Cream Project. The Company has under development a combination topical formulation, incorporating the licensed butenafine compound, betamethasone dipropionate (a synthetic adrenocorticosteroid widely used in dermatology to reduce inflammation), and a TopiCare Delivery Compound for the treatment of inflammatory skin fungal conditions. The Company believes that this product could offer safety and compliance advantages over current 28-day therapies that may expose patients to steroids for a very long dosing period. Prolonged use of steroid can result in the pronounced appearance of capillaries and veins, skin thinning, redness, bruising, and irreversible streaking of the skin, sometimes referred to as "stretch marks." The Company announced in October 1997 favorable Phase II clinical results and that it had initiated two pivotal phase III human clinical studies. Penederm intends to file a New Drug Application (NDA) for this product in the second half of 1998.

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

    The Company licensed from Kaken exclusive rights to its butenafine compound for nail fungus treatments in the United States, Canada, Latin America, Western Europe, Scandinavia, Australia and New Zealand. The Company is developing a topical nail antifungal treatment that is designed to use the TopiCare Delivery Compounds to hold the butenafine agent in the nail and surrounding skin for a period of time sufficient to achieve significant clinical cure rates. The Company has completed two Phase II human clinical trials of its butenafine nail formulation. The Company entered into an agreement with Schering-Plough involving the development and, upon regulatory approval, the manufacturing, marketing and sale in the United States of certain nail antifungal products. The Company has also entered into a licensing agreement with a subsidiary of UCB, a multinational pharmaceutical and chemical company, to market certain topical prescription butenafine nail antifungal formulations in Europe, Africa and the Middle East. See "Collaborative Arrangements."

    Vitamin D analogs. The Company is developing psoriasis therapies using proprietary Vitamin D analogs and TopiCare Delivery Compounds. Psoriasis is a chronic skin condition characterized by inflammation and an abnormally rapid growth of skin cells that leads to dry, flaky, red, itchy skin. Industry sources indicate that approximately four million people in the United States suffer from psoriasis. Present treatments such as emollients and steroids either are ineffective or are not indicated for long-term use because of safety problems or because the skin stops responding to the treatment. Topical steroids, which are currently prescribed to two-thirds of patients with moderate to severe psoriasis, can cause side effects such as skin thinning and "rebound effect" (condition worsening after cessation of treatment as compared to before treatment) that limit long-term use of these products. A new promising area of psoriasis therapies are Vitamin D analogs, certain of which have demonstrated efficacy without the adverse side effects of steroids. One Vitamin D derivative treatment is currently on the market. However, this treatment does not cause total clearing of the psoriasis in most cases and should not be used on certain parts of the body because it can cause irritation. The Company is exploring the development of a therapy from a family of Vitamin D compounds which, when formulated with TopiCare Delivery Compounds, may provide increased potency, enhanced activity or duration of action, and better local safety than the currently available Vitamin D treatment. The Company is currently conducting preclinical and clinical testing of certain of these compounds in cream and ointment formulations for the treatment of psoriasis. The Company is also conducting preclinical testing of Vitamin D compounds for acne and photoaging with funding from a Small Business Innovation Research Grant from the National Institutes of Health. The Company has licensed rights to the Vitamin D analogs from Wisconsin Alumni Research Foundation ("WARF") and Renaissance Corporation ("Renaissance"). See "Collaborative Arrangements."

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

    Dry skin treatment products. The Company has developed different treatments for severe dry skin that incorporate TopiCare Delivery Compounds. Industry sources estimate that skin lotions are used by approximately 80 percent of households in the United States. Lactic acid (an alpha-hydroxy acid) is known to be effective in the treatment of severe dry skin. The Company believes that the tendency of lactic acid and its salts to be irritating to sensitive dry skin and the lack of cosmetic appeal of certain existing formulations have generally limited their use.

    The Company has developed Penederm Cream and Penederm Lotion, formulations containing lactic acid and TopiCare Delivery Compounds. These products have demonstrated clinically effective relief of severe dry skin. In addition, these products indicated statistically superior protection against the irritation caused by detergents as compared to two leading over-the-counter products, as measured by erythema (redness) and dryness. Penederm Cream and Penederm Lotion have also been shown to be effective in treating dry skin associated with psoriasis and atopic dermatitis. The Company sells these products direct to retail chains and wholesalers in the United States. Penederm Cream and Lotion are sold by Pharmascience Inc. in Canada. The Company licenses to Warner proprietary product formulations containing TopiCare Delivery Compounds, which Warner markets in Canada under the trade names Lubriderm Moisture Recovery Alpha Hydroxy Formula Creme and Lotion, and has entered into an agreement with SmithKline whereby SmithKline will market in Europe other formulations containing TopiCare Delivery Compounds. See "Risk Factors -- Marketing and Sales Uncertainties; Dependence on Collaborative Partners," "Sales and Marketing" and "Collaborative Arrangements."

    TopiCare Delivery Compounds. TopiCare Delivery Compounds can be designed in formulations to provide effective moisturization of the skin, to bind to the hair and skin, to be waterproof, non-occlusive and compatible with a broad range of cosmetic formulations and not to clog pores. The Company believes these advantages make the compounds candidates for use in cosmetics and skin care products, such as sunscreens, makeups, mascara, moisturizers, lipsticks, nail lacquers, soaps, shampoos and other hair care products. The Company has engaged exclusive distributors in the Americas and in Europe for the sale of its patented polymeric materials to the cosmetic and toiletry industries. Estee Lauder, Inc., Mary Kay Cosmetics, Inc., Maybelline, Inc., and Clinique Laboratories, Inc., among others, have purchased TopiCare Delivery Compounds for commercial use in certain cosmetic products. The global distribution network is comprised of Barnet Products Corporation, Nikko Chemicals Co., Ltd., Sederma S.A., and Bronson and Jacobs, Pty. Ltd., acting as distributors of TopiCare Delivery Compounds in the United States, Asia, Europe and South Africa, and Australia/New Zealand, respectively. The Company is discussing additional collaborative arrangements to commercialize TopiCare Delivery Compounds in additional cosmetic and consumer skin care and hair care products worldwide.

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

SALES AND MARKETING

    The Company's United States product commercialization strategy is to promote to dermatologists through its own sales organization and to primary care physicians and institutions through corporate co-promotion partners. Outside of the United States the company seeks suitable licensees for its products. For nonprescription skin and hair care markets, the Company plans to license out its technology worldwide.



    PRESCRIPTION PRODUCTS

    In the United States, the Company's strategy is to market its prescription products directly to the approximately 7,000 high prescribers of dermatologic products through its own pharmaceutical specialty sales force of approximately 50 full time and flex-time sales representatives. A contracted specialty pharmaceutical sales force commenced detailing Mentax and Avita to physicians in February 1997 and August 1997, respectively. In December 1997, Penederm initiated the conversion of the sales force from a contracted organization by hiring six experienced sales managers, primarily from larger dermatology and pharmaceutical companies, and converted 15 of its contract sales representatives to employee status. The Company expects to complete the majority of the recruitment of its own sales force in the first quarter of 1998. In addition to promoting directly to high prescribing physicians of dermatologic products, the Company engages in an active advertising campaign geared towards these physicians through medical journals, medical publications, direct mail, conventions, electronic media and sampling of its products. The Company believes that its market penetration will be determined by its success in gaining high awareness and successful usage among these targeted customers. Sales and marketing expenditures are expected to increase significantly as a result of retaining the contract sales force and engaging in promotional activities related to product launch.

    In addition, the Company has entered into arrangements with collaborative partners for the marketing of certain pharmaceutical products in the United States. In June 1994, the Company entered into an agreement with Schering-Plough for the development, prescription product co-promotion, OTC product marketing and sale, and manufacture by Schering-Plough of certain Penederm nail antifungal and skin antifungal products in the United States and Canada. Schering-Plough has rights for promotion of the Mentax product to podiatrists in the U.S. In December 1997, Penederm announced a co-promotion agreement with Mylan Laboratories, Inc. (Mylan) under which Mylan will market Mentax to family care physicians, general practitioners, internists and osteopaths through Bertek Pharmaceuticals Inc., a subsidiary. See "Collaborative Arrangements."

    NONPRESCRIPTION PRODUCTS

    The Company intends to compete in nonprescription markets in the United States through corporate partners and distributors. The Company currently has arrangements with Warner, Pierre Fabre, Schering-Plough and Barnet Products Limited for the sale of nonprescription products or TopiCare Delivery Compounds in the United States and is actively pursuing other arrangements in the United States. See "Collaborative Arrangements."

    MARKETS OUTSIDE OF THE UNITED STATES

    The Company intends to use distribution partners to market its products in geographies outside of the United States. The Company has agreements with Pharmascience for the distribution of Avita (trade named Vitinoin in Canada), Penederm Cream, Penederm Lotion and DuraScreen in Canada, with UCB for the distribution of nail antifungal products in Europe and the Middle East, with SmithKline to market certain OTC skin care products containing the Company's patented TopiCare Delivery Compounds in Europe, and with Allergan Incorporated (Allergan) to register and market Avita and Mentax in Central and South America. Kaken has the rights to market certain future Mentax line extensions in Japan. In addition, Nikko Chemicals Co., Ltd., Sederma S.A., and Bronson and Jacobs, Pty. Ltd. distribute TopiCare Delivery Compounds in Asia, Europe and South Africa, and Australia/New Zealand, respectively. See "Products -- Prescription Products, -- Avita" and "-- Mentax," and "Products -- Nonprescription Products."

COLLABORATIVE ARRANGEMENTS

    The Company's strategy for the research, development and commercialization of certain of its products requires entering into various arrangements with corporate collaborators, licensors, licensees and others. Set forth below is a description of the Company's significant collaborative arrangements. The Company is discussing additional collaborative arrangements to develop and commercialize certain products and as part of its strategy expects to continue to pursue such arrangements in the future. The Company believes that the establishment and success of such arrangements is an important element in the long term success of the Company. There can be no assurance that the Company will be able to maintain its current collaborative relationships or establish new relationships on acceptable terms, that the Company's current or future collaborative partners will perform their obligations under such relationships, or that such relationships will be commercially successful. Certain of the Company's collaborative arrangements are terminable upon as few as 90 days notice, in which event the product rights revert to Penederm without further consdideration and become available for outlicense to another development or marketing partner. See "Risk Factors -- Marketing and Sales Uncertainties; Dependence Upon Collaborative Partners," "-- Uncertainty of Future Product Development."



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

    Kaken. The Company has licensed from Kaken exclusive rights to develop skin, nail, and other topical antifungal products incorporating Kaken's proprietary butenafine compound in the United States, Canada, Mexico, and Central and South America. In addition, the Company has the exclusive right to develop and market nail antifungal products in additional territories, including Western Europe, Scandinavia, Latin America, Australia, and New Zealand. The Company made a payment of approximately $500,000 to Kaken in 1995 and an additional payment of approximately $500,000 in 1996. Additional future payments of approximately $1,200,000 would become due upon the achievement of certain other regulatory milestones related to the nail products. The Company believes that the achievement of these additional milestones would occur, if at all, over several years. In addition, the Company has agreed to purchase butenafine raw material from Kaken.

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

    Alpharma. The Company entered into an agreement with Alpharma to market in the United States permethrin cream 5% for the treatment of scabies. Under the terms of the agreement, Alpharma will manufacture and supply the product to Penederm, which will pay Alpharma upfront milestones and royalties based upon product sales and profits.

    The Merck KGaA Group/Center Laboratories. In January 1997, Penederm entered into an arrangement with The Merck KGaA Group/Center Laboratories (Merck) to co-promote in the United States Akne-Mycin, a topical cream ointment containing erythromycin, and Cloderm, a mid-potency topical steroid. In September 1997, in order to facilitate the sale of the products by Merck to a third party and to allow the Company to focus on the promotion of its own brands, Penederm terminated its co-promotion agreement with Merck at no cost to the Company.

    DEVELOPMENT AND DISTRIBUTION

    Schering-Plough. The Company has entered into an agreement with Schering-Plough for the development, prescription product co-promotion, OTC product marketing and sale, and manufacture by Schering-Plough of certain Penederm nail antifungal and, at Schering-Plough's option, skin antifungal products in the United States and Canada. Pursuant to the agreement, Schering-Plough and the Company will collaborate in the development of, and the regulatory filing related to, the antifungal products, and Schering-Plough will have co-promotion and marketing rights with respect to podiatrists and the Company will maintain exclusive rights to promote and market the products to all other prescription audiences. The Company and Schering-Plough are co-promoting the products as one brand. The agreement provides for Schering-Plough to pay the Company upfront fees, development support and milestone payments if certain conditions are met, including, but not limited to, clinical development and regulatory approval of, and option payments for, the antifungal products. In addition, the Company would receive royalties upon product sales and the exclusive right to supply certain raw materials. The agreement may be terminated by Schering-Plough at any time. In that event, the marketing rights would revert to the Company, including the right to sublicense to another development partner.

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

    Mylan Laboratories Inc. In December 1997, Penederm entered into an arrangement with the Bertek Pharmaceuticals Inc. subsidiary of Mylan Laboratories Inc. (Mylan) to co-promote Mentax in the United States to family care physicians, general practitioners, internists and osteopaths.

    Allergan. The Company has entered into a November 1997 agreement with a Brazilian subsidiary of Allergan Incorporated (Allergan) to pursue regulatory approval and market retinoic acid and butenafine prescription products in Central and South America. Terms of the license include milestones, supply arrangements and royalties payable to the Company based on net product sales.

    Warner. The Company has licensed to Warner proprietary formulations containing TopiCare Delivery Compounds to create Lubriderm Moisture Recovery Alpha Hydroxy Acid Creme and Lotion products. Warner markets these products in Canada. Terms of the license include supply arrangements, fees and royalties payable to the Company based on net product sales.

    SmithKline. The Company has entered into an agreement with SmithKline whereby SmithKline will market in Europe certain OTC products containing TopiCare Delivery Compounds. The Company will receive certain milestone payments and royalties on sales of these SmithKline products, in addition to sales from the supply of TopiCare Delivery Compounds. The companies have completed the initial development phase of a second collaboration and are discussing commercialization alternatives for these products.

    Pierre Fabre. Pierre Fabre holds the U.S. marketing rights to the DuraScreen product line in 1996, and will continue to pay the Company royalties based on annual net sales of DuraScreen and purchase TopiCare Delivery Compounds from the Company on the same terms as the original distributor.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

    Penederm charges research and development expenses to operations as incurred. Such expenses for 1997, 1996 and 1995 were $6,950,000, $5,292,000, and
$5,713,000, respectively.

MANUFACTURING AND RAW MATERIALS

    The Company contracts with third parties to manufacture its finished products and the TopiCare Delivery Compounds, subject to strict industry and governmental standards. By using contract manufacturers, the Company has avoided the need to invest in substantial production equipment or hire a manufacturing labor force to make its products. The Company currently has no plans to establish internal manufacturing facilities, but does intend to continue qualifying multiple contract manufacturers. The Company currently has two qualified manufacturing sites for TopiCare Delivery Compounds, one qualified manufacturing site for Avita and Mentax and two qualified manufacturing sites for Penederm Cream, Penederm Lotion, DuraScreen and Lubriderm. The Company is in the process of qualifying a second manufacturing site for Avita products. Penederm intends to maintain rights to the manufacture of certain finished products and TopiCare Delivery Compounds.

    The Company is dependent upon third parties for the supply of raw materials used to produce TopiCare Delivery Compounds and finished products. One of the materials used in the compounds is currently available from only one supplier, Bayer Corporation ("Bayer"). Bayer is a major worldwide chemical company, and it supplies this ingredient as a commodity to the Company on a purchase order basis and to many other users in much larger quantities than it supplies to the Company. The Company currently obtains certain other raw materials, including butenafine and retinoic acid, from other sole sources. The Company currently secures many of these supplies pursuant to contracts that are terminable on short notice or purchase orders. In the event of termination or breach by a supplier or other failure to continue to supply materials, the Company would be required to secure and qualify an alternate supplier. Although the Company has not experienced difficulty acquiring the necessary raw materials, it maintains significant inventories of the affected raw materials and believes it could qualify alternate suppliers for these materials. The Company continues to attempt to identify an alternate supplier for the material now available only from Bayer. There can be no assurance that the Company would not experience a disruption in manufacturing if it experienced a disruption in supply from any sole source. Any significant interruption of supply or significant increase in the cost of raw materials could have a material adverse effect on the Company's ability to produce its compounds and finished products.

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

    To date, the Company has exclusive rights to three United States patents and six foreign patents covering 17 countries outside of the U.S. obtained by the University of California and relating to the uses of the TopiCare Delivery Compounds. These patents will expire in 2007 and 2008. In 1997, two U.S. patents were issued covering retinoic acid-containing polyether-polyurethane formulations which can be used in the treatment of acne vulgaris and certain other disorders of the skin. In addition, the Company has applied for four patents in Japan for cosmetic applications, and one foreign patent covering 19 countries outside of the U.S. covering retinoic acid-containing polyether-polyurethane formulations used for the treatment of acne vulgaris and certain other disorders of the skin. Also, in 1997, the Company filed one U.S. patent application covering an antifungal/steroid combination drug product.

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

    Investigational New Drug (IND) Applications. The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies; (ii) the submission to the FDA of an IND, which must become effective before clinical testing may commence; (iii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug; (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) FDA review and approval of the NDA prior to any commercial sale or shipment of the drug. Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to current Good Manufacturing Practice ("cGMP") requirements, and preclinical tests must be conducted in compliance with Good Laboratory Practice regulations. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical studies may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense. The Company has filed INDs for retinoic acid and Mentax skin and nail antifungal formulations and a Vitamin D analog formulation and has conducted clinical testing of those formulations and other formulations incorporating other drugs under IND submissions filed by others.

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

    After completion of the required clinical testing, an NDA is generally submitted. FDA approval of the NDA (or, in the alternative an Abbreviated New Drug Applications ("ANDA"), as described below) is required before marketing may begin in the United States. The NDA must include the results of extensive clinical and other testing and the compilation of data relating to the product's chemistry, pharmacology and manufacture, the cost of all of which is substantial. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the FDC Act, the FDA has 12 months in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to the appropriate advisory committee (typically a panel of clinicians) for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. During the review process, the FDA generally will conduct an inspection of the relevant drug manufacturing facilities to ensure that the facilities are in compliance with applicable cGMP requirements. If FDA evaluations of the NDA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. As a condition of NDA approval, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. Notwithstanding the submission of any requested additional data or information in response to an approvable or not approvable letter, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur following initial marketing.

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

COMPETITION

    In the development and marketing of dermatologic drugs, skin care products and drug delivery systems, the Company faces significant competition from, among others, large pharmaceutical companies with established dermatology divisions, such as Ortho Pharmaceutical Company, a subsidiary of Johnson & Johnson, Schering-Plough, Pharmacia & Upjohn, Inc. and Westwood Pharmaceuticals Inc., a subsidiary of Bristol-Myers. The Company believes that its principal competition with respect to Avita is the retinoic acid products marketed by Johnson & Johnson under the Retin-A(R) brand name and to a lesser extent the newer generation topical retinoic acid products introduced by Johnson & Johnson and Galderma Laboratories Inc. The Johnson & Johnson Retin-A(R) products have been on the market for many years and continue to have a significant portion of the market share for prescription acne treatments. The Company expects that its principal competition with respect to Mentax will be products marketed by Glaxo Wellcome plc (Glaxo), Johnson & Johnson, and Novartis. Most of the Company's competitors have substantially greater financial, technical, production, marketing and regulatory experience and resources, larger sales and marketing forces and more experience than the Company in developing, commercializing and marketing drug and skin care products. The Company also competes with several smaller companies which have been formed to develop unique delivery systems or to produce competing drug or skin care products. In recent years, several other companies have been formed and, in certain instances, are collaborating with large pharmaceutical companies, to develop specific drug delivery systems or drug or skin care products that might compete directly with the Company's technologies and products. Drug delivery systems and products developed by the Company's competitors may be superior to, or gain greater or faster market acceptance than, the Company's drug delivery systems and products. The Company also faces competition from universities and related entities seeking to develop drug delivery technologies and to earn revenues from technology and patent licensing. In addition, these companies and academic and research institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

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

        As of December 31, 1997, the members of Penederm's Scientific Advisory Board were as follows:

              NAME                AFFILIATION
              ----                -----------
Albert M.  Kligman, M.D., Ph.D    Professor of Dermatology, University of Pennsylvania
                                  School of Medicine

Gerald G. Krueger, M.D            Professor of Medicine, University of Utah School of
                                  Medicine

James Leyden, M.D                 Professor of Dermatology, University of Pennsylvania
                                  School of Medicine

Nicholas J. Lowe, M.D             Clinical Professor of Dermatology, University of California,
                                  Los Angeles, School of Medicine

Gerald D. Weinstein, M.D          Professor and Chairman, Department of Dermatology, University
                                  of California, Irvine, College of Medicine

HUMAN RESOURCES

  As of December 31, 1997, the Company had 52 employees, 29 of whom were engaged in research and development, 12 in marketing and sales activities, and 11 in finance, administration and operations. The Company believes that its future success will depend upon its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees is represented by a labor organization. The Company believes that its employee relations are good.



SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company and their ages as of January 31, 1998 are as follows:

             Name                  Age       Position with the Company
             ----                  ---       -------------------------

Lloyd H. Malchow..............     44    Director, President and Chief Executive
                                         Officer

John W. Quigley, Jr., Ph.D....     57    Senior Vice President, Research and
                                         Development

William T. Gutshall...........     54    Vice President, Operations

Edward Ebbers.................     40    Vice President, Sales and Marketing

Michael A. Bates..............     39    Vice President, Finance and
                                         Administration and Chief Financial
                                         Officer


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

    MR. GUTSHALL has served as Vice President of Operations since April 1993. Prior to managing his own consulting business from 1990 to 1993, he served as Vice President of Global Operations from 1986 to 1989 for the Optometric Division of CooperVision, Inc., a former opthalmologic products subsidiary of the Cooper Companies, Inc. From 1970 to 1985, he held various operations management positions with Johnson & Johnson, a health care company, the last being Director of Purchasing and Contract Manufacturing. Mr. Gutshall holds a B.S. degree from East Central State University.

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

    MR. BATES has served as Vice President, Finance and Administration and Chief Financial Officer since October 1997. From December 1996 to October 1997 he served as Director of Finance and Administration and from February 1995 to December 1996 as Controller for the Company. In 1994 Mr. Bates served as Vice President, Finance and Administration for De Novo, Inc. and in 1993, Mr. Bates served as Director of Finance and Controller for Pharmetrix Corporation. From 1988 to 1994 Mr. Bates served in various financial management positions with Tandem Computers. From 1981 to 1988 Mr. Bates held various positions with Deloitte & Touche. Mr. Bates holds a B.S. from the University of California, Hayward and an M.B.A in Finance from the University of California, Berkeley. Mr. Bates is a Certified Public Accountant.

RISK FACTORS

        The statements in this Annual Report on Form 10-K and other statements made by the company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The following risk factors should be considered carefully in evaluating the Company and its business by the Company's stockholders and by prospective investors in the Company.

        Uncertainty of Early Commercialization Efforts and Market Acceptance of Prescription Products. Although the Company has invested significant expenditures in the launch of both Avita and Mentax in 1996 and 1997, the products have achieved only modest market shares and will continue to face manufacturing, sales and marketing, market acceptance and other risks associated with the continued commercialization of prescription pharmaceutical products. The Company will face certain risks related to the initial launch of its Avita gel product and Acticin product in 1998. The Company relies on third-party contract manufacturers for commercial production of all of its products. There can be no assurance that the Company will be able to obtain contract manufacturing of adequate quantities on a timely basis or on commercially acceptable terms, if at all, for its products. The Company has commenced marketing in the United States prescription products through a pharmaceutical specialty contract sales force which will be replaced by its own direct, employee-based sales force in early 1998. The Company has no experience developing or managing a sales force and limited experience promoting prescription products, and there can be no assurance that the Company will be able to manage the sales force transition without customer disruption, or establish and maintain a successful marketing and sales effort. A number of factors may limit the market acceptance of the Company's products, including the timing of market entry, the availability of alternative products, the price of the Company's products relative to alternative products, the availability of third-party reimbursement, acceptance by prescribing physicians, managed care providers and patients, the nature of publicity regarding the products (if any), and the extent of marketing efforts by the Company's collaborators or partners (if any). The Company's products will be subject to continued post-market review which may result in restrictions on marketing or withdrawal of any such products from the market. There can be no assurance that prescribing physicians, managed care providers or patients will demand the products in quantities consistent with expectations of public market analysts and investors. The failure of such products to receive market acceptance could have a material adverse effect on the Company's operating results or the market price of the Company's Common Stock.

        Competition and Technological Change. The Company faces significant competition from, among others, large pharmaceutical companies with established dermatology divisions. The Company believes that its principal competition with respect to Mentax are products marketed by Allergan Inc., Johnson & Johnson, and Novartis (formerly Sandoz Pharmaceuticals). The Company believes that its principal competition with respect to Avita initially are the retinoic acid products marketed by Johnson & Johnson and Galderma. Such Johnson & Johnson products have been on the market for many years and have substantially all of the market share for prescription acne treatments. The Company is aware of other newly-approved novel acne treatments that may present substantial competition for Avita, including another Johnson & Johnson tretinoin gel product and a new topical retinoid product from Galderma that are both being promoted as less irritating. Most of the Company's competitors have substantially greater financial, technical, production, marketing and regulatory experience and resources, larger sales and marketing forces and more experience than the Company in developing, commercializing and marketing drug and skin care products. There can be no assurance that the Company's existing and proposed products, including Avita and Mentax, will compete successfully with the existing and proposed products of the Company's competitors, and the failure of the Company's products to do so would have a material adverse effect on the Company's operating results.

        The Company's current products and those under development are based on relatively new technologies. The Company expects technological developments in its business to occur at a rapid rate and believes that competition may intensify as technological advances in the field are made and become more widely known. In recent years, several other companies have been formed and, in certain instances, are collaborating with large pharmaceutical companies, to develop specific drug delivery systems or drug or skin care products that might compete directly with the Company's technologies and products. Delivery systems and products developed by the Company's competitors may be superior to, or gain greater or faster market acceptance than, the Company's drug delivery systems and products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or that would render the Company's products and technologies obsolete or noncompetitive. See "Business --Competition."

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

        Marketing and Sales Uncertainties; Dependence on Collaborative Partners for Product Distribution. In 1997, the Company commenced marketing in the United States prescription products through a pharmaceutical specialty contract sales force specializing in pharmaceuticals and solely dedicated to Penederm products. In early 1998, Penederm began the transition to a direct, employee-based sales force. Although the sales force is partially comprised of representatives that previously worked for the contract sales force, and that the reorganized sales force consists of personnel with experience promoting principally dermatological products, none of the sales representatives has experience working under the direction of the Company or the experience promoting its products for a substantial period of time and certain of its representatives may not have experience promoting dermatological products. Accordingly, the ongoing training and management of the sales force will require significant management attention and cost. The Company has no experience establishing, training or managing a sales force and has limited experience promoting prescription products. There can be no assurance that the Company will be able to successfully train and maintain a sales force or that such sales force will be able to commercialize Avita, Mentax, Acticin or any of the Company's other products successfully. The inability to establish a successful sales effort would have a material adverse effect on the Company's operating results.

        The Company's strategy for the distribution of certain of its products, including prescription products in certain geographic territories, requires entering into various arrangements with corporate collaborators such as Schering-Plough, Warner, UCB, Pharmascience Inc., SmithKline, and Mylan. Revenues from these agreements constituted substantially all of the Company's revenues in 1996. These agreements often are of short duration, terminable with little or no notice and subject to periodic amendment. Although the Company believes parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such parties will perform their obligations, that the agreements will not be terminated or renegotiated or that the Company will derive any revenue from such arrangements. Any such event could have a material adverse effect on the Company's operating results. The Company intends to seek additional collaborative arrangements to commercialize certain of its products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that current or future collaborative arrangements will be successful.

        In 1997, no customer accounted for more than 10% of the Company's revenues. See "Business -- Sales and Marketing" and "-- Collaborative Arrangements."

        Fluctuations in Quarterly Results; History of Operating Losses. The Company's future operating results may be subject to significant quarterly variations based on a wide variety of factors, including, but not limited to, the timing of regulatory notifications and approvals, the commercial success of the Company's products in the United States, the timing of the commercial introduction of other products both in the United States and abroad, the timing and extent of marketing efforts by the Company and its partners, the timing of contract payments to and from the Company, the introduction of competing products by other companies, the pricing of existing and future products by the Company's competitors, the publication of clinical results from the Company's products under development, interruptions in the supply of raw materials necessary to produce the Company's products, and interruptions or delays in the manufacturing of such products. In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for the product by patients and physicians. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that resales do not meet distributors' or wholesalers' expectations. The Company's expense levels are based, in part, on its expectations of future sales levels and have increased significantly in 1997 with the launch of Avita and Mentax. The Company's selling expense will increase significantly in 1998 as the Company makes the transition from a contract sales force in 1997 to a direct sales force that is employee based. The Company may be unable to estimate accurately when revenues will be realized from the sales of these and other products. If sales are below expectations or the release of products is delayed, the Company's quarterly and annual operating results will be adversely affected, which would have a material adverse effect on the market price of the Company's Common Stock. In any event, it is likely that in future quarters the Company's operating results may from time to time be below the expectations of public market analysts and investors, which also could have a material adverse effect on the price of the Company's Common Stock.

        The Company is in the early stages of commercializing its products and developing collaborative relationships. To date, the Company has generated only limited revenues from the sale of its products and from licensing arrangements. As of December 31, 1997 the Company had accumulated net losses of approximately $51.1 million. To achieve profitable operations, the Company must, among other things, successfully market its existing products, develop and market new products and may need to establish significant long-term collaborative relationships with other pharmaceutical companies. The Company's products under development will require significant additional development, laboratory and clinical testing, regulatory approvals and investment prior to commercialization. The Company may continue to incur significant additional operating losses depending principally on the market acceptance of the Company's products, the success of product development efforts, the timing of potential FDA approvals and subsequent launch of the drug products, the timing of expenditures and other related factors. There can be no assurance that the Company will achieve profitability. See Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters," Item 6 "Selected Financial Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Proprietary Technology; Patent Protection. The Company's success, competitive position, revenue and profits, if any, will depend in part upon its ability to obtain patent protection in various jurisdictions related to the technologies and processes it possesses and the technologies and products it develops. The University of California has obtained three United States and six foreign patents covering 17 countries outside of the U.S. for the technology underlying the TopiCare Delivery Compounds and has licensed these patents to the Company on a worldwide exclusive basis for the life of the patents. These patents will expire in 2007 and 2008. Under the license arrangement, the University of California is required to file, prosecute and maintain foreign patent applications as requested by the Company at the Company's expense. The Company has licensed rights to certain patented compounds from Kaken, WARF, and Renaissance and in the future may license patented compounds from other parties. Any failure by these parties properly to file, prosecute or maintain any such patents licensed by the Company could materially adversely affect the Company's operating results.

        The Company has filed and intends to file additional patent applications, when appropriate, relating to its technologies, improvements to its technologies and specific products that it develops and to direct the University of California to file any additional patent applications where appropriate. The Company has filed two United States patent applications, one of which has a corresponding Patent Cooperation Treaty application, and also has four foreign patent applications pending. The scope and breadth of patent protection with respect to pharmaceutical products is uncertain and involves complex legal, scientific and factual questions. Accordingly, it is impossible to anticipate the breadth or degree of protection that any such patents will afford. Furthermore, there can be no assurance that litigation seeking to challenge such patent protection will not be brought against the Company or the University of California or that the Company's or the University of California's patents will not be successfully challenged. The expenses involved in any patent litigation can be significant and cannot be estimated by the Company. In addition, there can be no assurance that the scope and validity of the Company's or the University of California's existing or future patents, if any, will prevent third parties from developing similar or competing products.

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

        Uncertainty of Pharmaceutical Pricing and Reimbursement. The Company's business may be materially adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care in general and drugs in particular. For example, in most international markets, pricing of prescription pharmaceuticals is subject to government price controls. In these markets, once marketing approval is received, pricing negotiation could take another six to 12 months or longer. In the United States there have been, and there may continue to be, federal and state proposals to implement similar government price controls. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any current or future products and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's products, the Company's ability to commercialize its products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's ability to commercialize its products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any of the Company's products. Government and other third-party payers are increasingly attempting to contain health care costs by limiting the level of reimbursement for new therapeutic products, and be refusing, in some cases, to provide coverage or reimbursement for indications for which the FDA has not granted marketing clearance. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payers for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

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

ITEM 3.  LEGAL PROCEEDINGS

  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "DERM". The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock as reported by the Nadaq Stock Market:


1996                       High          Low
-------------            -------       -------
First Quarter            $17-1/4       $10-3/4
Second Quarter           $17-1/2         $13
Third Quarter            $13-1/4        $5-1/2
Fourth Quarter           $12-1/2        $6-3/4

1997                       High          Low
-------------            -------       -------
First Quarter            $17-1/4         $11
Second Quarter           $13-1/2       $10-1/4
Third Quarter            $14-3/4         $10
Fourth Quarter           $13-3/4        $9-5/8


As of January 31, 1998, the number of stockholders of record of the Common Stock was 164. The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                 Year Ended December 31,
(In thousands except per share data)           1997           1996            1995            1994            1993
                                            --------        --------        --------        --------        --------

STATEMENT OF OPERATIONS DATA:
Total revenues                              $  9,005        $  2,905        $  5,401        $  5,123        $  1,378
Costs and expenses:
   Cost of product sales                       2,661           1,472           2,034           2,887             502
   Research and development                    6,950           5,292           5,713           4,509           3,691
   Selling, general and                       12,535           4,317           3,623           3,625           2,954
   administrative
                                            --------        --------        --------        --------        --------
        Total costs and expenses              22,146          11,081          11,370          11,021           7,147
                                            --------        --------        --------        --------        --------
Loss from operations                         (13,141)         (8,176)         (5,969)         (5,898)         (5,769)
Interest income, net                             424             533             933             905             230
                                            --------        --------        --------        --------        --------
Net loss                                    $(12,717)       $ (7,643)       $ (5,036)       $ (4,993)       $ (5,539)
                                            ========        ========        ========        ========        ========
Net loss per basic and diluted
   share (1)                                $  (1.59)       $  (1.05)       $   (.70)       $   (.71)       $  (4.61)
                                            ========        ========        ========        ========        ========
Shares used in computing net
   loss (basic and diluted) per share          7,995           7,275           7,171           6,990           1,202
                                            ========        ========        ========        ========        ========

                                                                            December 31,
                                               1997           1996            1995            1994            1993
                                            --------        --------        --------        --------        --------
BALANCE SHEET DATA:
Cash, cash equivalents and investments       $ 5,621         $ 6,420         $15,011         $20,801         $26,416
Total assets                                  10,231          10,694          17,968          23,538          27,498
Stockholders' equity                           5,194           8,591          15,934          20,659          26,160



(1) Net loss per share for the year ended December 31, 1993 has been retrospectively restated to apply Staff Accounting Bulletin (SAB) 98. SAB 98 had no impact on any other year presented.

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

OVERVIEW

Penederm is a pharmaceutical company that specializes in developing and marketing dermatology products. In 1997, Penederm launched Mentax(R), a once-a-day prescription topical treatment for three skin fungal conditions: tinea pedis (athlete's foot), tinea corporis (ringworm) and tinea cruris (groin fungus) and its Avita(TM) prescription cream product, a topical form of retinoic acid for the treatment of acne. Penederm also received FDA contingent approval to begin marketing its Avita gel product upon expiration of a third party patent in January 1998. Penederm has several other pharmaceutical products for fungal inflammatory conditions, psoriasis, nail fungus and Mentax skin treatment line extensions in human clinical trials. The Company also sells its patented TopiCare Delivery Compounds(R) for use in cosmetics and personal care products, and markets its own over-the-counter (OTC) skin care products. Penederm has established collaborative relationships with other pharmaceutical companies as follows:


          COMPANY                      PRODUCT AREA                   TERRITORY
          -------                      ------------                   ---------
In-License and
Co-Development
Agreements:

Kaken Pharmaceutical          Penederm in-licensed                   U.S., Canada, Mexico and Latin
Company Ltd. (Kaken)          butenafine, the active                 America for skin antifungal;
                              ingredient incorporated in             U.S., Canada, Europe, Mexico,
                              Mentax                                 Latin America, Australia and New
                                                                     Zealand for nail antifungal

SmithKline Beecham            Undisclosed OTC product                SmithKline option to market
(SmithKline)                                                         worldwide

Alpharma, Inc. (Alpharma)     Acticin for scabies                    U.S.

Out-License Agreements:

Schering-Plough HealthCare    Prescription and OTC Nail              U.S. and Canada
Products, Inc.                antifungal and co-promote
(Schering-Plough)             prescription skin cream
                              antifungal

UCB Group of Belgium (UCB)    Prescription antifungal                Europe, Africa and Middle East
                              products



Warner Wellcome Consumer      OTC Dry Skin                        Canada
Health Products (Warner)

SmithKline Beecham            OTC Consumer Products               Europe and Eastern Europe
(SmithKline)

Pierre Fabre Inc. (Pierre     DuraScreen sunscreen                U.S.
Fabre)

Allergan, Inc. (Allergan)     Butenafine topical antifungal       Central and South America
                              and retinoic acid cream and gel

Mylan Laboratories, Inc.      Co-promote Mentax cream to          U.S.
(Mylan)                       primary care physicians


        The Company has been unprofitable since inception and expects to incur significant additional operating losses in the near future. For the period from inception through December 31, 1997, the Company incurred a cumulative net loss of $51,110,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of Mentax, Avita and over-the-counter products, product license fees, sales of TopiCare Delivery Compounds and interest earned on investments.


RESULTS OF OPERATIONS

        Total 1997 revenues of $9,005,000 increased 210% from total 1996 revenues of $2,905,000. 1996 revenues declined 46% from $5,401,000 in 1995. The 1997 revenue increase is due primarily to the initial product stocking shipments of Mentax which was launched to trade in January and Avita which was launched to trade in June and out-license milestone payments from corporate partners.

        License revenues in 1997 of $2,664,000 increased 312% from $647,000 in 1996. License revenues decreased 68% in 1996 from 1995 license revenues of $2,050,000. License fees were received from Schering-Plough, SmithKline, the Merck KGaA Group/Center Laboratories, Allergan and Mylan in 1997; Warner and SmithKline in 1996, and Schering-Plough, UCB and SmithKline in 1995.

        Total product sales increased 181% to $6,341,000 in 1997 from $2,258,000 in 1996 due to the 1997 launch of Mentax and Avita. Total product sales declined 33% in 1996 from $3,351,000 in 1995 due primarily to lower quantities of Lubriderm products shipped to Warner as compared to 1995. Slower sales to Warner also negatively impacted sales of TopiCare Delivery Compounds in 1996.

        The Company expects its future revenues in the near term to be derived principally from the sale of its pharmaceutical products, and for the revenues derived from OTC dry skin products and cosmetic products to become less significant relative to total revenues.

        The Company's cost of sales increased to $2,661,000 in 1997 from $1,472,000 in 1996 as a result of the 1997 launch of Mentax and Avita. Cost of sales declined in 1996 from $2,034,000 in 1995 due to the decrease in product sales. Product gross margins improved in 1997 due to a product revenue mix change toward higher-margin pharmaceutical products launched in 1997.

        The Company's research and development expenses increased 31% to $6,950,000 in 1997 from $5,292,000 in 1996 The Company's research and development expenses decreased 7% in 1996 from $5,713,000 in 1995. The 1997 increase is a result of the Company initiating two pivotal phase III human clinical studies of its combination product for the treatment of skin fungal conditions (project name 501 cream) at 32 clinical sites and involving approximately 1,600 patients. The 1996 spending decrease is related to the timing and size of later stage human clinical trials compared to the prior year.

        Sales and marketing expenses increased 614% in 1997 to $10,103,000 from $1,414,000 in 1996. Sales and marketing expenses increased 4% in 1996 from $1,354,000 in 1995. The increase in 1997 is primarily due to marketing and other expenses related to the commercial launch of Mentax and Avita. The 1996 increase is primarily due to costs of pre-launch preparations for Mentax offset by continued reductions in OTC promotions and reduced personnel costs.

        General and administrative expenses decreased 16% in 1997 to $2,432,000 from $2,903,000 in 1996. General and administrative expenses increased 28% in 1996 from $2,269,000 in 1995. The 1997 decrease is primarily due to the reimbursement of legal costs in a settlement of a case related to enforcement of patent rights. The 1996 increase relates primarily to increased legal costs related to enforcement of patent rights.

        The Company had net interest income of $424,000, $533,000 and $933,000 in 1997, 1996 and 1995, respectively. Net interest income declined 20% in 1997 and 43% in 1996 primarily as a result of lower cash balances available for investment from the prior year.

        As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $49,000,000 for Federal income tax purposes. Utilization of the net operating loss carryforwards may be subject to substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986.

        The Company expects that annual revenues, and costs and expenses will continue to increase in the future, due principally to further commercialization of its recently approved pharmaceutical products. Sales and marketing expenses are expected to increase significantly from the prior year due to the establishment of an employee-based sales force in 1998 and increased promotion of these products in the marketplace. The Company expects a modest reduction in research and development expenses in 1998 coinciding with the completion of its two phase III clinical trials in the first quarter of 1998. The Company also expects some expansion of research and development programs, increased patent and regulatory costs, expansion of regulatory, clinical, and quality assurance capabilities, and increased administrative support costs. Therefore, additional operating losses are expected in the near future.

        In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the year ended December 31, 1997 are not necessarily indicative of future operating results.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities, including a 1997 private placement for which the net proceeds were $8,975,000. At December 31, 1997, the Company had cash, cash equivalents and investments totaling $5,621,000. In January 1998, the Company entered into an agreement with an investment group for an equity line of credit which allows the Company to access up to $10 million through sales of its common stock at a discount to market. The equity line of credit will remain available for a period of two years, and the decision to draw any funds and the timing for any such draw is solely at the Company's discretion. Drawing under the equity line of credit is subject to the satisfaction of certain conditions, including registration of the shares, a minimum trading price per share, and certain limitations on the number of shares of the Company's common stock being held by the investment group at any point in time.

        Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term debt totaled $10,119,000 in 1997, $8,272,000 in 1996 and $5,003,000 in 1995. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $619,000 related to the in-licensing of drug compounds in 1996. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

        The Company does not expect to have significant computer software malfunctioning issues in the year 2000 and thereafter. Based on preliminary inquiries of Penederm's warehousing and logistics vendor, the Company does not believe it is vulnerable to the vendor's failure to remediate its own year 2000 issues. The Company plans to upgrade its accounting system to year 2000 compliant software during 1998. The cost of these changes is not expected to be significant.

        The Company believes that existing capital resources, after giving effect to the availability of proceeds of the equity credit line, including the interest income earned on its invested cash balances, together with anticipated revenues (consisting of product sales, license fees and royalties), will satisfy the Company's working capital and identified capital expenditure requirements at least through 1998. The Company's future capital requirements will depend on many factors, including the commercial success of the Company's products, progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's strategic relationships. There can be no assurance that additional funds will be available to the Company on favorable terms, if at all, to permit the Company to continue with its current plan for operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                  Page
-----------------------------                                  ----

Report of Ernst & Young LLP, Independent Auditors               40
Consolidated Balance Sheets                                     41
Consolidated Statements of Operations                           42
Consolidated Statement of Stockholders' Equity                  43
Consolidated Statements of Cash Flows                           44
Notes to Consolidated Financial Statements                      45



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Penederm Incorporated

We have audited the accompanying consolidated balance sheets of Penederm Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penederm Incorporated at December 31, 1997, and 1996 and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                     Ernst & Young LLP



Palo Alto, California
January 27, 1998

PENEDERM INCORPORATED
CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                  ------------------------
(In thousands except share data)                                       1997         1996
                                                                  -----------   ----------
                             ASSETS
Current assets:
     Cash and cash equivalents                                    $    1,519    $   3,062
     Short-term marketable securities                                  3,102        2,259
     Accounts receivable (less allowance for doubtful
         accounts of none in 1997 and 1996)                            1,013          276
     Inventory                                                         1,501        1,539
     Employee note receivable                                            125          125
     Prepaid expenses and other current assets                           341          524
                                                                  ----------    ---------
           Total current assets                                        7,601        7,785
Marketable securities                                                  1,000        1,099
Property and equipment, at cost, less accumulated
     depreciation and amortization                                       267          277
Intangible assets (less accumulated amortization of
     $378 in 1997 and $206 in 1996)                                    1,339        1,511
Other assets                                                              24           22
                                                                  ==========    =========
           Total assets                                           $   10,231    $  10,694
                                                                  ==========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $    1,264    $   1,196
     Accrued liabilities                                               3,745          863
     Current portion of long-term obligations                             18           16
                                                                  ----------    ---------
           Total current liabilities                                   5,027        2,075
Long-term obligations, less current portion                               10           28
                                                                  ----------    ---------
           Total liabilities                                           5,037        2,103
                                                                  ----------    ---------

Commitments

Preferred stock, $.01 par value in 1997
     and no par value in 1996;
     10,000,000 shares authorized;
     no shares issued and outstanding                                     -            -

Common stock, $.01 par value in 1997
     and no par value in 1996; 30,000,000 shares
     authorized; shares issued and
     outstanding: 8,154,098 shares in 1997
     and 7,315,697 shares in 1996                                         82        46,984
Additional paid-in capital                                            56,222             -
Accumulated deficit                                                  (51,110)      (38,393)
                                                                  ----------    ----------
           Total stockholders' equity                                  5,194         8,591
                                                                  ----------    ----------
           Total liabilities and stockholders' equity             $   10,231    $   10,694
                                                                  ==========    ==========

See accompanying notes

PENEDERM INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ending December 31,
                                                           ----------------------------------------
(In thousands except per share data)                          1997           1996            1995
                                                           --------        --------        --------
Revenues:
     Product sales                                         $  6,341        $  2,258        $  3,351
     Licensing revenues                                       2,664             647           2,050
                                                           --------        --------        --------
         Total revenues                                       9,005           2,905           5,401
                                                           --------        --------        --------

Costs and expenses:
     Cost of product sales                                    2,661           1,472           2,034
     Sales and marketing                                     10,103           1,414           1,354
     Research and development                                 6,950           5,292           5,713
     General and administrative                               2,432           2,903           2,269
                                                           --------        --------        --------
         Total costs and expenses                            22,146          11,081          11,370
                                                           --------        --------        --------

Loss from operations                                        (13,141)         (8,176)         (5,969)

Interest income, net                                            424             533             933

                                                           --------        --------        --------
Net loss                                                   $(12,717)       $ (7,643)       $ (5,036)
                                                           ========        ========        ========

Basic and diluted net loss per share                       $  (1.59)       $  (1.05)       $   (.70)
                                                           ========        ========        ========

Number of shares used in computing basic and diluted
      net loss per share                                      7,995           7,275           7,171
                                                           ========        ========        ========


See accompanying notes.

PENEDERM INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)



                                               Common Stock              Additional                        Total
                                           -----------------------         Paid-In     Accumulated     Shareholders'
                                            Shares         Amount          Capital        Deficit         Equity
                                           --------       --------        --------       --------        --------

Balances, December 31, 1994                   6,999       $ 46,373        $     --       $(25,714)       $ 20,659

    Issuance of common stock under
        stock option and other employee
        stock plans                             229            311              --             --             311
    Net loss                                     --             --              --         (5,036)         (5,036)
                                           --------       --------        --------       --------        --------

Balances, December 31, 1995                   7,228         46,684              --        (30,750)         15,934
    Issuance of common stock under
        stock option and other employee
        stock plans                              88            300              --             --             300
    Net loss                                     --             --              --         (7,643)         (7,643)
                                           --------       --------        --------       --------        --------

Balances, December 31, 1996                   7,316         46,984              --        (38,393)          8,591
    Creation of par value common
    stock                                        --        (46,911)         46,911             --              --
    Issuance of common stock under
        stock option and other
        employee stock plans                     86              1             344             --             345

    Issuance of stock in private
        placement, net of offering costs        752              8           8,967             --           8,975
    Net loss                                     --             --              --        (12,717)        (12,717)
                                           --------       --------        --------       --------        --------

Balances, December 31, 1997                   8,154       $     82        $ 56,222       $(51,110)       $  5,194
                                           ========       ========        ========       ========        ========

See accompanying notes.

PENEDERM INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS



Increase (decrease) in cash and cash equivalents (in thousands)        1997            1996            1995
                                                                     --------        --------        --------

Cash flows from operating activities:
     Net loss                                                        $(12,717)       $ (7,643)       $ (5,036)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Loss on disposal of fixed assets                                   --              --             139
        Depreciation and amortization of property
             and equipment                                                154             132             173
        Amortization of intangible assets                                 172             129              77
        Decrease (increase) in accounts receivable                       (737)            586            (168)
        Decrease (increase) in inventory                                   38          (1,238)            279
        Decrease (increase) in prepaid expenses and other
             current assets                                               183            (182)             80

        Increase (decrease) in accounts payable, accrued
             liabilities and rent                                       2,950             102            (352)
        Decrease (increase) in other assets                                (2)              2              (1)
                                                                     --------        --------        --------
           Net cash used in operating activities                       (9,959)         (8,112)         (4,809)
                                                                     --------        --------        --------

Cash flows from investing activities:
     Purchases of available-for-sale securities                        (7,032)         (6,901)         (7,258)
     Maturities of held-to-maturity securities                             --              --           2,000
     Maturities of available-for-sale securities                        2,286           6,850          10,076
     Sales of available-for-sale securities                             4,002           3,009           2,939
     Acquisition of intangible assets                                      --            (619)         (1,098)
     Acquisition of fixed assets                                         (144)           (127)           (131)
                                                                     --------        --------        --------
           Net cash provided by (used in) investing activities           (888)          2,212           6,528
                                                                     --------        --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock under stock plans             345             300             311
     Issuance of common stock in private placement                      8,975              --              --
     Repayment of long-term obligations                                   (16)            (33)            (63)
                                                                     --------        --------        --------
           Net cash provided by financing activities                    9,304             267             248
                                                                     --------        --------        --------

Net increase (decrease) in cash and cash equivalents                   (1,543)         (5,633)          1,967
Cash and cash equivalents at beginning of year                          3,062           8,695           6,728
                                                                     ========        ========        ========
Cash and cash equivalents at end of year                             $  1,519        $  3,062        $  8,695
                                                                     ========        ========        ========


See accompanying notes.

PENEDERM INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OF THE COMPANY

Penederm is a pharmaceutical company that specializes in development and marketing of dermatology products. The Company launched Mentax(R), a once-a-day prescription topical cream for the treatment of skin fungal conditions and Avita(TM), a topical form of retinoic acid for the treatment of acne during 1997. The Company has initiated pivotal phase III human clinical trials of a combination product (project name: 501 cream) for the treatment of skin fungal conditions. Products for nail fungus and psoriasis are in earlier stages of clinical development along with Mentax skin treatment line extensions. The Company also markets its patented TopiCare Delivery Compounds(R) as specialty ingredients to major cosmetic companies for incorporation into their commercial products.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in the United Kingdom, Penederm Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES: All of the Company's marketable securities are classified as available-for-sale with unrealized holding gains and losses, when material, reported as a separate component of stockholders' equity. Unrealized gains and losses on marketable securities were not material as of December 31, 1997 and 1996. Realized gains and losses on sales of investments are reported in interest income and computed using the specific identification cost method. Short-term marketable securities mature within one year of the balance sheet date. Marketable securities typically have a maximum maturity of two years from the purchase date.

CONCENTRATION OF CREDIT RISK: The Company's cash, cash equivalents, and marketable securities are highly liquid and are diversified to ensure safety of principal. The Company generally invests excess cash in deposits with major banks, in various government or government agency obligations, and in obligations of corporations with strong credit ratings and in a variety of industries.

INVENTORY: Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:.


(In thousands)               1997        1996
-------------             -------     -------

Raw materials              $  572      $  907
Finished goods                929         632
                          -------     -------
                           $1,501      $1,539
                          =======     =======

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three years for computing equipment and four years for all other property and equipment. Property and equipment acquired under capital leases and leasehold improvements are amortized on a straight-line basis over their estimated useful lives or their lease terms, whichever is shorter.

Property and equipment consists of the following at December 31:

(In thousands)                     1997       1996
-------------                  --------   --------

Computers and equipment         $ 1,191    $ 1,047
Furniture and fixtures              123        119
Leasehold improvements              284        288
                               --------    -------
                                  1,598      1,454
Less accumulated depreciation
    and amortization             (1,331)    (1,177)
                               --------    -------
Net property and equipment      $   267    $   277
                               ========    =======

Property and equipment includes $574,000 of equipment under capital leases at December 31, 1997 and 1996. Accumulated depreciation for such equipment was $546,000 and $522,000 at December 31, 1997 and 1996, respectively.

INTANGIBLE ASSETS: Intangible assets consist principally of development and marketing rights related to in-licensed pharmaceutical compounds and are amortized on a straight-line basis over their estimated useful lives of ten years.

ACCRUED LIABILITIES:  Accrued liabilities consist of the following at December
31:

(In thousands)                    1997       1996
--------------               ---------    -------

Clinical studies                $1,362       $219
Marketing programs                 734        219
Contract sales force related       365          -
Accrued payroll and
  related expenses                 295        198
Other accrued liabilities          989        227
                             ---------    -------
                                $3,745       $863
                             =========    =======

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

ADVERTISING COSTS: Advertising costs are expensed as incurred and amounted to approximately $689,000, $41,000 and $4,000 in 1997, 1996 and 1995 respectively.

NET LOSS PER SHARE: In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which the Company has adopted. The Statement replaces the presentation of Primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 did not impact the Company's current or previously reported loss per share.

STOCK-BASED COMPENSATION: In October 1995 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock based plans and, accordingly, does not recognize compensation expense related to employees or directors under its stock option plans or employee stock purchase plan. Note 7 contains a summary of the pro forma effects to reported net loss and net loss per basic and diluted share for 1997 and 1996 if the Company had elected to recognize compensation expense based on the fair value of the options granted as described by SFAS No. 123.

ACCOUNTING PRONOUNCEMENTS: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The Statement is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in a company's consolidated financial statements. The Company will adopt this Statement in 1998 and does not believe it will have a material impact on its consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for disclosure about operating segments, products and services, geographic areas and major customers, as well as descriptive information on how the operating segments were determined. The Company will adopt this Statement in 1998 and does not believe it will have a material impact on its consolidated financial statements.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  MARKETABLE SECURITIES

At December 31, 1997 and 1996, marketable securities classified as available-for-sale are summarized below (in thousands):


                                 Amortized
                                   Cost     Unrealized   Unrealized       Fair
December 31, 1997                  Basis       Gains       Losses         Value
                                  -------     -------     -------        -------
Available for sale:
U.S. Treasury and U.S.
  agency securities                $  750     $    --     $    (1)        $  749
Corporate commercial paper,
  notes and bonds                   3,352          --          (4)         3,348
                                  -------     -------     -------        -------
                                   $4,102     $    --     $    (5)        $4,097
                                  =======     =======     =======        =======

                                 Amortized
                                   Cost     Unrealized   Unrealized       Fair
December 31, 1996                  Basis       Gains       Losses         Value
                                  -------       ---       -------        -------
Available for sale:
U.S. Treasury and U.S.
  agency securities                $1,248     $    --     $    (3)        $1,245
Corporate commercial paper,
  notes and bonds                   2,110           2          (5)         2,107
                                  -------     -------     -------        -------
                                   $3,358     $     2     $    (8)        $3,352
                                  =======     =======     =======        =======

The amortized cost of marketable securities at December 31, 1997 totaling $3,102,000 and $1,000,000 mature in 1998 and 1999, respectively. Realized gains and losses on sales of available-for-sale securities during the year ended December 31, 1997 and 1996 were immaterial.


4.  LONG-TERM DEBT

The Company leases certain of its laboratory equipment and its phone system under capital leases. The capital leases expire at various dates through 1999 and bear interest rates from 12% to 19%.

Future minimum lease payments under the capital lease obligations are not material. Interest expense under these obligations totaled approximately $6,000, $8,000, and $14,000 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

In May 1997, the Company entered into a $2.5 million revolving credit facility with a bank under which it can borrow at prime plus 2%. Borrowings are limited to 75% of certain accounts receivable and all borrowings are collateralized by essentially all of the Company's assets. Availability of the line is subject to the Company maintaining certain reporting and financial covenants. There were no borrowings or repayments under the line from inception to December 31, 1997.

5.  COMMITMENTS

FACILITY LEASE: The Company rents office and laboratory facilities under a noncancelable operating lease expiring in April 2003. Under the terms of the lease, the Company is responsible for its share of common area costs. Future minimum lease payments are as follows:

Year             (In thousands)
-------------------------------
1998                    $  557
1999                       391
2000                       400
2001                       409
2002                       417
Thereafter                 159
                 -------------
Total                   $2,333
                 =============

Rent expense under operating leases amounted to approximately $312,000, $300,000, and $342,000 in 1997, 1996, and 1995, respectively.

The Company may be obligated to make license and development milestone payments in the future under certain license and collaborative research agreements, as described further in Note 6.


6.  LICENSE AND COLLABORATIVE RESEARCH AGREEMENTS

IN-LICENSE AGREEMENTS: Penederm has in-license agreements with the University of California, Kaken Pharmaceutical Company, Ltd. (Kaken), and a group of entities including the Wisconsin Alumni Research Foundation and Renaissance Corporation, for certain topical drug delivery technology, the rights to develop and market an antifungal butenafine drug compound, and the right to develop and market patented Vitamin D compounds, respectively. These agreements generally require the payment by the Company of nonrefundable license fees, additional milestone payments contingent on the achievement of regulatory objectives and royalties on future product sales resulting from commercialization of the technologies or compounds. These license agreements are generally for specified skin disorders and limited to specified territories. Royalties paid under these agreements were not significant in any of the three years in the period ended December 31, 1997.

OUT-LICENSE AGREEMENTS: Penederm has agreements granting licenses to the Company's proprietary technologies to Warner Wellcome Consumer Health Products and SmithKline Beecham for certain over-the-counter skin care products and with Schering-Plough HealthCare Products, Inc., UCB Group of Belgium, Allergan Incorporated and Mylan Laboratories Inc. to develop and commercialize certain antifungal skin and nail prescription products based on the butenafine compound in-licensed from Kaken. The agreements generally provide for the licensee to sell certain products incorporating the Company's proprietary TopiCare Delivery Compounds, and/or in-licensed drug compounds in certain specified territories or to specified medical specialties. Terms of the license agreements also generally include supply agreements, license fees, performance milestone payments and royalties due to Penederm. Certain of the agreements are terminable upon as few as 90 days notice, in which event the product rights revert to Penederm without further consideration and become available for out-license to another development or marketing partner. The Company's agreement with Warner U.S. terminated on December 31, 1997. For the years ending December 31, 1997, 1996, and 1995, the Company recorded license fee milestone revenues of $2,664,000, $647,000, and $2,050,000, respectively, under these agreements.

7.  STOCKHOLDERS' EQUITY

SHAREHOLDER RIGHTS PLAN: On November 20, 1996, the Board of Directors adopted the Shareholder Rights Plan ("Rights Plan") to assist its stockholders in realizing fair value and equal treatment in the event of any attempted takeover of the Company and to protect the Company and its stockholders against coercive takeover tactics. In the event a third party or group were to acquire 20% or more of the Company's outstanding Common Stock without the prior approval of the Board of Directors, each Company stockholder, other than the acquirer, will have the right to buy Common Stock of the Company with a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger, stockholders with unexercised rights could purchase common stock of the acquirer with a value of twice the exercise price of the rights.

STOCK OPTION PLANS: In September 1993, the Company adopted an Equity Incentive Plan under which stock options, restricted stock, stock purchase rights or performance shares may be awarded to employees and consultants. Shares authorized under the Equity Incentive Plan include the shares previously authorized under the 1987 Employee and Consultant Stock Option plans. Under the plans, options may be granted at prices not less than 85% of the fair market value at the date of grant in the case of nonqualified options and not less than fair market value in the case of incentive options (110% of fair market value in certain instances), as determined by the Board of Directors.

Options are generally exercisable upon grant, expire ten years from the date of grant and vest over five years. Shares issued upon exercise of unvested options are subject to the right of repurchase by the Company which lapses in accordance with the option's vesting schedule.

In June 1994, the Company adopted the 1994 Nonemployee Directors Stock Option Plan, under which nonqualified stock options may be granted to nonemployee directors on a formula basis. At December 31, 1997, 200,000 shares of common stock were reserved under this Plan. Options may be granted at an exercise price equal to the fair market value of common stock on the date of the grant. Options vest ratably over the period of one year from the date of grant, and have a term of ten years.

Had compensation expense been recognized for the Company's employee stock purchase plan and stock option plans based on the fair value at the grant date for awards made in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

(In thousands, except per share amounts)
                                                1997              1996        1995
                                            -----------       ----------    ----------

Net loss, as reported                         $(12,717)           $(7,643)    $(5,036)
Net loss, pro forma                           $(13,717)           $(8,163)    $(5,141)
Net loss per basic and diluted share,
  as reported                                 $  (1.59)           $ (1.05)    $  (.70)
Net loss per basic and diluted share,
  pro forma                                   $  (1.72)           $ (1.12)    $  (.72)

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

The weighted average fair value for stock options granted in 1997, 1996 and 1995 was $6.54, $7.20 and $4.10, respectively. The weighted average fair value for shares issued under the employee stock purchase plan in 1997, 1996 and 1995 was $3.03, $1.93 and $1.48, respectively.

The fair value of each option granted during the years 1997, 1996 and 1995 is estimated at the grant date using the Black-Scholes option-pricing model utilizing the following assumptions:

                                               Employee
                                                Stock
                                  Stock        Purchase
                               Option Plans      Plan
                               ------------    --------
Expected stock price
  volatiltiy                        60%           60%
Risk-free interest rate            6.0%          6.0%
Expected option life             3-6 years     .5-2 years
Expected dividend yield            None          None

The activity under the stock option plans for the three years in the period ended December 31, 1997 was as follows:

                                        Outstanding Options
                              --------------------------------------------------
                                   Shares      Number    Price
                                  Available     of        Per
                                  for  Grant   Shares    Share             Total
                                  ----------   ------    -----             -----

(In thousands except for price per share)

Balance at December 31, 1994         158         635     $0.20-$14.25       $ 1,407
   Additional shares
     reserved                        200          --
   Options granted                  (201)        201     $4.75-$ 8.50         1,405
   Options exercised                  --        (201)    $0.20-$ 1.60          (133)
   Options canceled                   84         (84)    $0.80-$14.25          (145)
                                    ----     -------                        -------
Balance at December 31, 1995         241         551     $0.35-$14.25         2,534

   Additional shares
     reserved                        400          --
   Options granted                  (475)        475     $6.25-$16.875        5,924
   Options exercised                  --         (45)    $0.35-$ 8.375          (71)
   Options canceled                   74         (74)    $0.80-$16.875         (648)
                                    ----     -------                        -------
Balance at December 31, 1996         240         907     $0.35-$16.875        7,739

   Additional shares
     reserved                        400          --
   Options granted                  (166)        166     $10.375-$14.375       2006
   Options exercised                  --         (59)    $ 0.35 -$14.25        (180)
   Options canceled                   24         (24)    $ 1.60 -$16.875       (275)
                                    ----     -------                        -------
Balance at December 31, 1997         498         990     $ 0.35 -$16.875    $ 9,290
                                    ====     =======                        =======

As of December 31, 1997, no shares exercised under the plans were subject to the right of repurchase and 426,000 of the outstanding options were vested.

The following table summarizes information regarding outstanding stock options all of which are exercisable, but subject to the right of repurchase by the Company, at December 31, 1997:


                       Shares
                     outstanding
                         at        Weighted     Weighted
  Range of            December      Average      Average
  Exercise            31, 1997     Remaining    Exercise
   Prices         (in thousands)   Life (Yrs)     Price
   ------         --------------   ----------    ------
$ 0.35-$ 1.60           187            5.0       $ 1.46
$ 4.75-$ 7.875          156            7.9       $ 5.94
$ 8.00-$11.75           247            7.8       $10.24
$12.00-$13.375          252            9.1       $12.41
$13.75-$16.875          148            8.3       $16.46
--------------          ----           ---       ------
$ 0.35-$16.875          990            7.7       $ 9.39
==============          ====           ===       ======


EMPLOYEE STOCK PURCHASE PLAN: In May 1995, the Company adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees an opportunity to purchase Company stock through payroll deductions, subject to a maximum percentage of compensation, currently 7%. The purchase price per share is the lower of 85% of market value on the enrollment date or on the date purchased. Under the plan, 150,000 shares of common stock have been reserved for issuance. For the years ended December 31, 1997, 1996 and six-month period ended December 31,1995, 27,361, 37,074 and 15,049 shares were issued under the ESPP, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE: As of December 31, 1997, the Company has reserved approximately 71,000 and 1,488,000 shares of Common Stock for future issuance under the Employee Stock Purchase Plan and the Company's Stock Option Plans, respectively.


8.  RELATED PARTY TRANSACTIONS

On June 15, 1990, the Company loaned an officer $125,000, bearing interest at 8.82% payable quarterly. The loan is repayable on demand or termination of employment, whichever is earlier, and is collateralized by stock options with a value equal to the loan.


9.  EMPLOYEE BENEFIT PLANS

During 1989, the Company adopted a qualified profit-sharing plan and trust under Internal Revenue Service Codes 401(a) and 401(k). The plan provides for tax-deferred salary deductions whereby employees can elect to contribute up to 20% of their salary (subject to current statutory limits) to the plan. Beginning in July 1994, the Company matched employee contributions up to 2% of their gross salary with Company common stock. Such matching contributions become fully vested when the employee completes five years of service. The Company has the option to contribute up to an additional 2% based on the achievement of specified corporate goals. The Company contributed 4,651 shares (valued at $46,510), 5,561 shares (valued at $68,817), and 6,436 shares (valued at $73,210) for the years ended December 31, 1997, 1996 and 1995, respectively.


10.  INCOME TAXES

As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $49,000,000. The Company also had federal research and development tax credit carryforwards of approximately $1,700,000 as of December 31, 1997. The net operating loss and credit carryforwards will expire at various dates beginning in 2002 through 2012 if not utilized.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1997 and 1996 are as follows:



(In thousands)                           1997       1996
                                    ---------   ---------

Net operating loss carryforwards     $ 17,300   $ 12,900
Research credit
  carryforwards (expire 2002-2012)      2,400      1,900
Capitalized research & development        700        700
Other - net                               200        200

                                    ---------- ----------
Net deferred tax assets                20,600     15,700
Valuation allowance                   (20,600)   (15,700)
                                    ---------- ----------
Total                                $      -   $      -
                                    ========== ==========



Because of the Company's lack of an earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $4,900,000, and $3,500,000 for the years ended December 31, 1997 and 1996, respectively.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11.  MAJOR CUSTOMERS AND EXPORT SALES

In 1997, no customer accounted for more than 10% of the Company's revenues. In 1996, four unaffiliated customers accounted for approximately 28% ($816,000), 25% ($736,000), 18% ($519,000), and 15% ($430,000) of the Company's revenues. In
1995, four unaffiliated customers accounted for approximately 24% ($1,322,000), 18% ($955,000), 17% ($900,000), and 14% ($750,000) of the Company's revenues.

Export sales, principally to Canada and France, were $984,000, $1,115,000 and $1,400,000 in 1997, 1996 and 1995, respectively.


12.  SUBSEQUENT EVENTS

On January 21, 1998, the Company entered into an agreement with an investment group for an equity line of credit which allows the Company to access up to $10 million through sales of its common stock over a two year period. The decision to draw any funds and the timing of any such draw is solely at the Company's discretion. Should the Company draw upon the equity line of credit, any shares sold would be at a discount to the average trading price of the Company's stock over a specified period at the time of the draw. Drawing under the equity line of credit is subject to the satisfaction of certain conditions, including registration of the shares, a minimum trading price per share, and certain limitations on the number of shares of the Company's common stock being held by the investment group at any point in time. In conjunction with the equity line of credit agreement, the Company issued the investment group a three-year warrant for 25,000 shares of common stock at an exercise price of $12.66.

In January 1998, Penederm announced that it had licensed Permethrin Cream 5% from Alpharma Inc. for marketing under the brand name Acticin in the United States. Under the terms of the agreement, Alpharma will manufacture and supply the product to Penederm, and the Company will pay Alpharma upfront milestones and royalties based upon product sales and profits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to executive officers is set forth in Part I of this report and the information with respect to directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.  FINANCIAL STATEMENTS.

         Included in Part II Item 8 of this report.

  (a)2.  FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.


(a)3.  EXHIBITS:
      3.1     (1)      Certificate of Incorporation
      3.2     (1)      Bylaws
      4.1     (2)      Specimen Common Stock Certificate
      10.1A   (3)      Employee Stock Option Plan, as amended
      10.1B   (3)      Consultant Stock Option Plan, as amended
      10.1C   (4)      Equity Incentive Plan
      10.1D   (3)      1994 Nonemployee Directors Stock Option Plan
      10.1E   (4)      Employee Stock Purchase Plan
      10.3    (2)      Employment Agreement dated May 10, 1993 between the
                       Company and Lloyd H. Malchow
      +10.4B  (2)      Incentive Stock Option Agreement dated September 12, 1991
                       between the Company and John W. Quigley, Jr., as amended
                       February 25, 1993
      +10.4J  (5)      1995 Performance Share Award Agreement - Lloyd H. Malchow
      +10.4K  (5)      1995 Performance Share Award Agreement - John W. Quigley
      +10.4N  (6)      1995 Performance Share Award Agreement - William Gutshall
      +10.4O  (7)      1996 Performance Share Award Agreement - Lloyd H. Malchow
      +10.4P  (7)      1996 Performance Share Award Agreement - John W. Quigley
      +10.4R  (7)      1996 Performance Share Award Agreement - William Gutshall
      10.4S   (8)      Form of 1997 Performance Share Award Agreement between
                       the Company and each of Lloyd H. Malchow, John W.
                       Quigley, William Gutshall and Edward Ebbers
      10.4T            Form of 1998 Performance Share Award Agreement between
                       the Company and each of Lloyd H. Malchow, John W.
                       Quigley, William Gutshall, Edward Ebbers, Michael Bates
                       and William Thomas.
      10.5A   (2)      Nonqualified Stock Option Agreement dated March 14, 1991
                       between the Company and William I. Bergman
      10.5B   (2)      Nonqualified Stock Option Agreement dated September 12,
                       1991 between the Company and William I. Bergman
      10.6    (2)      Information and Registration Rights Agreement dated June
                       1, 1988, as amended through September 4, 1991
      10.7    (2)      License Agreement, effective April 27, 1988, between the
                       Company and the Regents of the University of California
      10.8    (2)      Research and Development Lease dated December 14, 1988,
                       as amended through February 1, 1991 between the Company
                       and Vintage Park Associates
      10.8B   (5)      Amendment No. 4 to Vintage Park Research and Development
                       Lease dated September 30, 1994, between the Company and
                       Vintage Park Associates
      10.8C            Vintage Park Research and Development Lease dated May


                       21, 1997, between the Company and
                       WCB Sixteen Limited Partnership.
      10.9             Common Stock Investment Agreement between the Company and
                       Promethean Investment Group L.L.C. dated January 21, 1998
      23.1             Consent of Ernst & Young LLP, Independent Auditors
      24.1             Power of Attorney (see pages 58-59)
      27.1             Financial Data Schedule

---------------

 (1) Incorporated by reference to appendices to the Proxy Statement filed on May 5, 1997 by Penederm Incorporated, a California corporation which was the predecessor to the Company ("Penederm California").

 (2) Incorporated by reference to exhibits to Penederm California's Registration Statement on Form S-1 (No. 33-67950) effective November 2, 1993.

 (3) Incorporated by reference to Exhibits to Registration Statement on Form S-8 (No. 33-76100) filed on March 4, 1994.

 (4) Incorporated by reference to Exhibits to Registration Statement on Form S-8 (333-32689) filed on August 1, 1997.

 (5) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.

 (6) Incorporated by reference to Exhibits to Penederm California's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995.

 (7) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995.

 (8) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

+ Confidential treatment requested.

  (b)    REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Penederm Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Foster City, State of California, on the 26th day of February, 1998.

                                       PENEDERM INCORPORATED


                                       By  /s/ LLOYD H. MALCHOW
                                           -------------------------------------
                                           Lloyd H. Malchow
                                           President and Chief Executive Officer


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


          SIGNATURE                    TITLE                           DATE
          ---------                    -----                           ----

/s/ LLOYD H. MALCHOW        Director, President and Chief      February 26, 1998
-------------------------   Executive Officer (Principal
    Lloyd H. Malchow        Executive Officer)

/s/ MICHAEL A. BATES        Vice President of Finance and      February 26, 1998
-------------------------   Administration and Chief
    Michael A. Bates        Financial Officer (Principal
                            Financial and Accounting
                            Officer)
/s/ ROBERT F. ALLNUTT
-------------------------   Director                           February 26, 1998
  Robert F. Allnutt

/s/ WILLIAM I. BERGMAN
-------------------------   Director                           February 26, 1998
  William I. Bergman



/s/ DAVID E. COLLINS            Chairman of the Board              February 26, 1998
-----------------------------
   David E. Collins

/s/ MARK J. GABRIELSON
-----------------------------   Director                           February 26, 1998
   Mark J. Gabrielson

/s/ HARVEY S. SADOW, Ph.D.
-----------------------------   Director                           February 26, 1998
 Harvey S. Sadow, Ph.D.

/s/ GERALD D. WEINSTEIN, M.D.
-----------------------------   Director                           February 26, 1998
Gerald D. Weinstein, M.D.

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
    EXHIBIT                                                            NUMBERED
      NO.                                  DESCRIPTION                   PAGES
      ---                                  -----------                   -----
3.1       (1)    Certificate of Incorporation
3.2       (1)    Bylaws
4.1       (2)    Specimen Common Stock Certificate
10.1A     (3)    Employee Stock Option Plan, as amended
10.1B     (3)    Consultant Stock Option Plan, as amended
10.1C     (4)    Equity Incentive Plan
10.1D     (3)    1994 Nonemployee Directors Stock Option Plan
10.1E     (4)    Employee Stock Purchase Plan
10.3      (2)    Employment Agreement dated May 10, 1993 between the
                 Company and Lloyd H. Malchow
+10.4B    (2)    Incentive Stock Option Agreement dated September 12,
                 1991 between the Company and John W. Quigley, Jr., as
                 amended February 25, 1993
+10.4J    (5)    1995 Performance Share Award Agreement - Lloyd H. Malchow
+10.4K    (5)    1995 Performance Share Award Agreement - John W. Quigley
+10.4N    (6)    1995 Performance Share Award Agreement - William Gutshall
+10.4O    (7)    1996 Performance Share Award Agreement - Lloyd H. Malchow
+10.4P    (7)    1996 Performance Share Award Agreement - John W. Quigley
+10.4R    (7)    1996 Performance Share Award Agreement - William Gutshall
10.4S     (8)    Form of 1997 Performance Share Award Agreement between
                 the Company and each of Lloyd H. Malchow, John W.
                 Quigley, William Gutshall and Edward Ebbers
10.4T            Form of 1998 Performance Share Award Agreement between
                 the Company and each of Lloyd H. Malchow, John W.
                 Quigley, William Gutshall, Edward Ebbers, Michael Bates
                 and William Thomas.
10.5A     (2)    Nonqualified Stock Option Agreement dated March 14, 1991
                 between the Company and William I. Bergman
10.5B     (2)    Nonqualified Stock Option Agreement dated September 12,
                 1991 between the Company and William I. Bergman
10.6      (2)    Information and Registration Rights Agreement dated June
                 1, 1988, as amended through June 4, 1991
10.7      (2)    License Agreement, effective April 27, 1988, between the
                 Company and the Regents of the University of California
10.8      (2)    Research and Development Lease dated December 14, 1988,
                 as amended through February 1, 1991 between the Company
                 and Vintage Park Associates
10.8B     (5)    Amendment No. 4 to Vintage Park Research and Development
                 Lease dated September 30, 1994, between the



                 Company and Vintage Park Associates
10.8C            Vintage Park Research and Development Lease dated May
                 21, 1997, between the Company and WCB Sixteen Limited
                 Partnership.
10.9             Common Stock Investment Agreement between the Company
                 and Promethean Investment Group L.L.C. dated January 21,
                 1998
23.1             Consent of Ernst & Young LLP, Independent Auditors
24.1             Power of Attorney (see pages 58-59)
27.1             Financial Data Schedule

---------------

  (1) Incorporated by reference to appendices to the Proxy Statement filed on May 5, 1997 by Penederm Incorporated, a California corporation which was the predecessor to the Company ("Penederm California").

  (2) Incorporated by reference to exhibits to Penederm California's Registration Statement on Form S-1 (No. 33-67950) effective November 2, 1993.

  (3) Incorporated by reference to Exhibits to Registration Statement on Form S-8 (No. 33-76100) filed on March 4, 1994.

  (4) Incorporated by reference to Exhibits to Registration Statement on Form S-8 (333-32689) filed on August 1, 1997.

  (5) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994.

  (6) Incorporated by reference to Exhibits to Penederm California's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995.

  (7) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995.

  (8) Incorporated by reference to Exhibits to Penederm California's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

  +  Confidential treatment requested.