Form 10-Q
period 1998-03-31
PENEDERM INC
filed 1998-05-07
CIK 858876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            Form 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998

Commission File Number              0-22314


                   PENEDERM INCORPORATED
   (Exact name of registrant as specified in its charter)

       DELAWARE                            77-0146116
(State of other jurisdiction of      I.R.S. Employer Identification Number
incorporation or organization)



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

                    YES    X       NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

Class                         Outstanding as of: MARCH 31, 1998
-----                         ---------------------------------
Common Stock                         8,256,057

                      PENEDERM INCORPORATED
                        TABLE OF CONTENTS
                            FORM 10-Q



                                                                Page
                                                               Number
                                                               ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
             March 31, 1998 and December 31, 1997                  3


          Condensed Consolidated Statements of Operations-
             Three months ended March 31, 1998 and 1997            4

          Condensed Consolidated Statements of Cash Flows-
             Three months ended March 31, 1998 and 1997            5

          Notes to Condensed Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations         7

PART II.  OTHER INFORMATION

Item 2.   Sale of Unregistered Securities                         13

Item 6.   Exhibits and Reports on Form 8-K                        13

Signature Page                                                    14

                         PENEDERM INCORPORATED
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 1998 and December 31, 1997
                             (in thousands)

                                                March 31,         December 31,
                                                   1998                1997
                                               -----------        -----------
                                               (unaudited)            (Note)
ASSETS
Current assets:
  Cash and cash equivalents                     $   1,608          $   1,519
  Short-term marketable securities                  1,000              3,102
  Accounts receivable                               2,760              1,013
  Inventory                                         1,962              1,501
  Prepaid expenses and other current assets           654                466
                                                ----------         ----------
Total current assets                                7,984              7,601

  Marketable securities                                 -              1,000
  Property and equipment, at cost, less
    accumulated depreciation and amortization         304                267
  Intangible and other assets                       1,746              1,363
                                                ----------         ----------
Total assets                                    $  10,034          $  10,231
                                                ==========         ==========

LIABILITIES
Current liabilities:
  Accounts payable                              $   1,321          $   1,264
  Accrued liabilities                               3,982              3,763
                                                ----------         ----------
Total current liabilities                           5,303              5,027

Long-term obligations                                   8                 10
                                                ----------         ----------
Total liabilities                                   5,311              5,037


STOCKHOLDERS' EQUITY
Common stock, $.01 par value                           83                 82
Additional paid-in capital                         57,160             56,222
Accumulated deficit                               (52,520)           (51,110)
                                                 ----------        ----------
Total stockholders' equity                          4,723              5,194
                                                 ----------        ----------
Total liabilities and stockholders' equity       $ 10,034          $  10,231
                                                 ==========        ==========

See accompanying notes.
Note:    The condensed consolidated  balance sheet at December 31, 1997 has been derived from audited financial statements as of that date.

                       PENEDERM INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except per share data)
                            (unaudited)


                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                               1998          1997
                                               ----          ----

Revenues:
Product sales                               $   2,730    $   2,601
Licensing revenues                              1,271          300
                                            ----------   ----------
Total revenues                                  4,001        2,901
                                            ----------   ----------
Costs and expenses:
Cost of product sales                             726          763
Research and development                        2,392        1,223
Sales and marketing                             1,829        2,163
General and administrative                        508          328
                                            ----------   ----------
Total costs and expenses                        5,455        4,477
                                            ----------   ----------
Loss from operations                           (1,454)      (1,576)

Interest income, net                               44           59
                                            ----------   ----------
Net loss                                     $ (1,410)    $ (1,517)
                                            ==========   ==========
Basic and diluted net loss per share         $  (0.17)    $  (0.20)
                                            ==========   ==========
Number of shares used in computing basic
  and diluted net loss  per share               8,191        7,583
                                            ==========   ==========

See accompanying notes.

                     PENEDERM INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (unaudited)



                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
Increase (decrease) in cash and cash equivalents          1998          1997
                                                          ----          ----
Cash flows from operating activities:
Net loss                                               $ (1,410)     $ (1,517)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                                94            81
Increase in accounts receivable                          (1,747)       (2,785)
Increase in inventory                                      (461)         (166)
Increase in prepaid expenses and other
     current assets                                        (188)         (587)
Increase in accounts payable and accrued
     liabilities                                            278           763
Increase in other assets                                    (32)           (2)
                                                        --------      --------
Net cash used in operating activities                    (3,466)       (4,213)
                                                        --------      --------

Cash flows from investing activities:
Purchases of available-for-sale securities                    -        (5,013)
Maturities of available-for-sale securities               2,102           253
Sales of available-for-sale securities                    1,000           249
Acquisition of intangible assets                           (400)            -
Acquisition of fixed assets                                 (82)          (43)
                                                        --------      --------
Net cash provided by (used in) investing activities       2,620        (4,554)
                                                        --------      --------

Cash flows from financing activities:
Issuance of common stock in private placement                 -         8,975
Issuance of common stock under equity line of credit        890             -
Proceeds from issuance of common stock                       49            90
Repayment of long-term obligations                           (4)           (3)
                                                        --------      --------
Net cash provided by financing activities                   935         9,062
                                                        --------      --------

Net increase in cash and cash equivalents                    89           295
Cash and cash equivalents at beginning of period          1,519         3,062
                                                        --------      --------
Cash and cash equivalents at end of period              $ 1,608       $ 3,357
                                                        ========      ========

See accompanying notes.

                      PENEDERM INCORPORATED
      NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

     1.  Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements of Penederm Incorporated (the Company) for the three month periods ended March 31, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1997.

     2.  Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

                               March 31,      December 31,
     (In thousands)              1998             1997
                                 ----             ----
     Raw materials             $   691          $   572
     Finished goods              1,271              929
                               -------          -------
                               $ 1,962          $ 1,501
                               =======          =======


     3.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is anti-dilutive.


     4.  Comprehensive Income

     As of January 1, 1998, the company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity.

Part I Item  2.  Management's  Discussion  and  Analysis  of
                 Financial Condition and Results of Operations


          Forward Looking Statements

          The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance, including statements relating to future revenue and expense levels, are forward-looking statements which involve risks and uncertainties including, but not limited to, product development and market acceptance risks, product manufacturing risks, risks associated with the establishment and management of a sales force, the development of competitive therapies, the pricing of competitive therapies, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product nonapproval or delays or post-approval reviews by the FDA or foreign regulatory authorities, and other risks identified in the Company's most recent Form 10-K and other Securities and Exchange Commission filings. Actual results, events or performance may differ materially. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          Recent  Events

          Penederm announced in January 1998 that it had entered into an agreement with Alpharma Inc., a leading multinational pharmaceutical company, to market Alpharma's recently approved permethrin cream 5% for the treatment of sarcoptes scabiei (scabies infection) under its trade name Acticin. In February, the Company announced that it had received approval from the United States Food and Drug Administration to market its Avita gel product in the United States for the treatment of acne. Penederm recently commenced the commercial launch of Avita gel and Acticin, increasing the number of dermatologic pharmaceutical products offered by the Company to four.

          On March 31 1998, the Company amended its current agreement with Kaken Pharmaceutical Co. Ltd. to provide the Company with an option to develop and market oral forms of butenafine (the active drug in Mentax) in North and South America. If the option for the oral form of butenafine is exercised, and assuming an oral drug product could be successfully developed, the development process would be expected by management to take several years before such product could be commercialized.

          During the first quarter of 1998, the Company met certain development milestones under one of its agreements with SmithKline Beecham plc. The agreement involves the co-development by the companies of a new formulation of an undisclosed currently marketed over-the-counter (OTC) topical product. The Company was paid a related development milestone payment and intends to negotiate a final license agreement related to the product during the second quarter of 1998.

          In March 1998, the Company entered into an agreement for generic tretinoin 0.025% cream to be manufactured by its contract manufacturer for an undisclosed generic pharmaceutical company. The Company believes that Retin-A (Ortho) has 97% of the 0.025% cream tretinoin market segment. The Company will receive royalties and certain other minimum payments under the agreement.

          Penederm also met certain development milestones for a topical nail antifungal product being co-developed by the Company and Schering-Plough HealthCare Products Inc. and was paid a related milestone payment during the quarter. The Company also reacquired promotional rights related to the podiatry promotion of prescription Mentax cream effective April 15, 1998.

     Overview

          Penederm  is  a pharmaceutical company that specializes
          in   developing  and  marketing  dermatology  products.
          Penederm now offers four prescription topical drug treatments to dermatologists:

            - Mentax,  a  prescription topical cream treatment
              for  three  skin fungal conditions: tinea  pedis
              (athlete's foot), tinea corporis (ringworm) and tinea cruris (groin fungus)

            - Avita cream   and   gel,   prescription   topical
              treatments for acne, and

            - Acticin,  a prescription topical cream treatment
              for scabies infection.

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


        COMPANY                  PRODUCT AREA                 TERRITORY
        -------                  ------------                 ---------
In-License and Co-
Development Agreements:
-----------------------
Kaken Pharmaceutical     Penederm in-licensed          United States, Canada,
Company Ltd. (Kaken)     butenafine, the active        Mexico and Latin
                         ingredient incorporated in    America for skin
                         Mentax                        antifungal; U.S.,
                                                       Canada, Europe, Mexico,
                                                       Latin America,
                                                       Australia and New
                                                       Zealand for nail
                                                       antifungal

SmithKline Beecham plc   Undisclosed OTC product       SmithKline option to
(SmithKline)                                           market worldwide

Alpharma, Inc.           Acticin for scabies           United States
(Alpharma)

Out-License Agreements:
-----------------------
Schering-Plough          Prescription and OTC skin     United States and
HealthCare               antifungal and nail           Canada
Products, Inc.           antifungal
(Schering-Plough)

UCB Group of Belgium     Prescription antifungal       Europe, Africa and
(UCB)                    products                      Middle East

Warner Wellcome Consumer OTC dry skin                  Canada
Health Products (Warner)

SmithKline               OTC consumer products         Europe and Eastern
                                                       Europe

Pierre Fabre Inc.        DuraScreen sunscreen          United States
(Pierre Fabre)

Allergan, Inc.           Butenafine topical            Central and South
(Allergan)               antifungal and retinoic       America
                         acid cream and gel

Mylan Laboratories, Inc. Co-promote Mentax cream to    United States
(Mylan)                  primary care physicians

          The Company has been unprofitable since inception. For the period from inception through March 31, 1998, the Company incurred a cumulative net loss of $52,520,000. Penederm's sources of working capital have been equity financings, product sales to corporate partners, sales of Mentax, Avita and over-the-counter products, product license fees, sales of TopiCare Delivery Compounds and interest earned on investments.


          Results of Operations

          Three Months Ended March 31, 1998 and 1997

          Total revenues for the three months ended March 31, 1998 of $4,001,000 increased 38% from $2,901,000 in the same period of 1997. The first quarter of 1998 reflects product revenues of $2,730,000 from Avita cream and Mentax sales and initial product stock shipments of the Company's recently launched Acticin and Avita gel products. Product revenues of $2,601,000 in the first quarter of 1997 consisted primarily of initial product stocking shipments of the Company's first pharmaceutical product, Mentax. Licensing revenues increased to $1,271,000 in the first quarter of 1998, compared to $300,000 in the same quarter of the prior year, as a result of increased attainment of performance milestones under various corporate partnering arrangements in 1998 versus the comparable prior year period.

          The Company's cost of sales decreased to $726,000 in the three months ended March 31, 1998 from $763,000 in the same period of 1997 primarily due to a change in revenue mix favoring higher margin products.

          The Company's research and development expenses increased 96% to $2,392,000 in the three months ended March 31, 1998 from $1,223,000 in the same period of 1997 due to the timing and size of human clinical trials. The Company commenced two Phase III human clinical studies of its 501 cream combination product during the third quarter of 1997. These studies are being conducted at over 32 clinical sites and involve over 1,600 patients. Sales and marketing expenses decreased to $1,829,000 in the three months ended March 31, 1998 from $2,163,000 for the same period of 1997. The prior year period includes costs related to the initial launch of the Company's first drug product. These costs did not recur in 1998, but were partially replaced by increased costs related to internalizing the Company's sales force. General and administrative expenses increased 55% to $508,000 in the three months ended March 31, 1998 from $328,000 in the same period of 1997. General and administrative expenses in the first quarter of 1997 reflect a recovery of legal fees related to prior patent litigation.

          Net interest income was $44,000 in the three months ended March 31, 1998 and $59,000 in the same period of 1997.

          The Company expects that annual revenues, and costs and expenses will continue to increase in the future, due principally to further commercialization of its pharmaceutical products. Sales and marketing expenses are expected to increase significantly from the prior year reflecting the increased costs associated with its sales force. The Company also expects some expansion of research and development programs, increased patent and regulatory costs, expansion of regulatory, clinical and quality assurance capabilities, and increased administrative support costs.

          In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the three months ended March 31, 1998 are not necessarily indicative of future operating results.

          Liquidity and Capital Resources

          The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities, including a March 1997 private placement for which the net proceeds were approximately $9,000,000. In January 1998, the Company entered into an agreement with an investment group for an equity line of credit which allows the Company to access up to $10 million through sales of its common stock over a period ending in April 2000. At March 31, 1998, the Company had cash, cash equivalents and investments totaling $2,608,000, and approximately $9 million was available under the equity line of credit.

          Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term obligations totaled $3,552,000 in the three months ended March 31, 1998 and $4,259,000 for the same period in 1997. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $400,000 related to the in-licensing of drug compounds in the three months ended March 31, 1998. No similar milestone payments were made in the first three months of 1997. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

          The Company believes that its capital resources, including anticipated revenues (consisting of product sales, license fees and royalties), proceeds from sales of common stock under the equity line of credit and interest income earned on its invested cash balances, will satisfy the Company's working capital and identified capital expenditure requirements at least through March 31, 1999. The Company's future capital requirements will depend on many factors, including the commercial success of the Company's products, progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's strategic relationships. There can be no assurance that additional funds will be available to the Company on favorable terms, if at all, to permit the Company to continue with its current plan for operations.

Part II Item 2.  Sales of Unregistered Securities

          The Company issued an aggregate of 96,983 shares of its Common Stock (the "Shares") for an aggregate consideration of $988,500 in an unregistered transaction in the fiscal quarter ended March 31, 1998. The Shares were issued pursuant to the Common Stock Investment Agreement dated as of January 21, 1998 between the Company and Promethean Investment Group, L.L.C. (the "Investor"). Based on representations made by the Investor in the Agreement, the Company issued the Shares pursuant to the exemption provided by
          Section 4(2) of the Securities Act of 1933, as amended.


Part II Item 6.  Exhibits and Reports on Form 8-K

          (a)       Exhibits

     27             Financial Data Schedule

            (b)     Reports on Form 8-K

                    None.

                           SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PENEDERM INCORPORATED





     May 7, 1998                /s/   Lloyd H. Malchow
     -----------                --------------------------------
     Date                       Lloyd H. Malchow, President
                                and Chief Executive Officer






     May 7, 1998                /s/   Michael A. Bates
     -----------                --------------------------------
     Date                       Michael A. Bates, Vice President
                                Finance and Administration and
                                Chief Financial Officer

                        INDEX TO EXHIBITS


        Exhibit
           No.      Description
        -------     -----------

          27        Financial Data Schedule