Form 10-Q
period 1998-06-30
PENEDERM INC
filed 1998-07-31
CIK 858876

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            Form 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998

Commission File Number                     0-22314



                  PENEDERM INCORPORATED
   (Exact name of registrant as specified in its charter)

  DELAWARE                                     77-0146116
(State of other jurisdiction of         I.R.S Employer Identification Number
incorporation or organization)


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

                     YES    X       NO

Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

              Class            Outstanding as of:JUNE 30, 1998

           Common Stock              8,644,400

                      PENEDERM INCORPORATED
                        TABLE OF CONTENTS
                            FORM 10-Q



                                                               Page
                                                              Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
             June 30, 1998 and December 31, 1997                  3

          Condensed Consolidated Statements of Operations-
             Three months ended June 30, 1998 and 1997 and
             six months ended June 30, 1998 and 1997              4

          Condensed Consolidated Statements of Cash Flows-
             Three months ended June 30, 1998 and 1997            5

          Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

Item 2.   Sale of Unregistered Securities                        15

Item 4.   Submission of Matters to a Vote of                     16
          Security Holders

Item 6.   Exhibits and Reports on Form 8-K                       16

Signature Page                                                   17

                    PENEDERM INCORPORATED
            CONDENSED CONSOLIDATED BALANCE SHEETS
             June 30, 1998 and December 31, 1997
                        (in thousands)

                                                 June 30,         December 31,
                                                   1998               1997
                                               -----------        -----------
                                               (unaudited)           (Note)

ASSETS
Current assets:
  Cash and cash equivalents                      $ 1,732            $  1,519
  Short-term marketable securities                 1,000               3,102
  Accounts receivable                              7,280               1,013
  Inventory                                        2,385               1,501
  Prepaid expenses and other current assets          382                 466
                                                --------            --------
Total current assets                              12,779               7,601

  Marketable securities                                -               1,000
  Property and equipment, at cost,less
    accumulated depreciation and amortization        270                 267
  Intangible and other assets                      1,720               1,363
                                                --------            --------
Total assets                                    $ 14,769            $ 10,231
                                                ========            ========
LIABILITIES
Current liabilities:
  Accounts payable                              $  1,039           $   1,264
  Accrued liabilities                              6,208               3,763
                                                --------             --------
Total current liabilities                          7,247               5,027

Long-term obligations                                  5                  10
                                                --------            --------
Total liabilities                                  7,252               5,037

STOCKHOLDERS' EQUITY
Common stock, $.01 par value                          86                  82
Additional paid-in capital                        61,111              56,222
Accumulated deficit                              (53,680)            (51,110)
                                                --------            --------
Total stockholders' equity                         7,517               5,194
                                                --------            --------
Total liabilities and stockholders' equity      $ 14,769            $ 10,231
                                                ========            ========
See accompanying notes.
Note:    The condensed consolidated  balance sheet at December 31, 1997 has been derived from audited financial statements as of that date.

                       PENEDERM INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except per share data)
                            (unaudited)


                                Three Months Ended     Six  Months Ended
                                     June 30,               June 30,
                               -------------------   -------------------
                                 1998       1997        1998       1997
                                 ----       ----        ----       ----

Revenues:
Product sales                $  4,388   $  1,643    $  7,118   $  4,244
Royalties                       1,236          -       1,236          -
Licensing revenues                700        360       1,971        660
                             ---------  ---------   ---------  ---------
Total revenues                  6,324      2,003      10,325      4,904
                             ---------  ---------   ---------  ---------
Costs and expenses:
Cost of product sales           1,147        845       1,873      1,608
Research and development        1,134      1,259       2,963      2,482
Sales and marketing             3,736      1,769       6,128      3,932
General and administrative        594        603       1,102        931
Merger expenses                   900          -         900          -
                             ---------  ---------   ---------  ---------
Total costs and expenses        7,511      4,476      12,966      8,953
                             ---------  ---------   ---------  ---------
Loss from operations           (1,187)    (2,473)     (2,641)    (4,049)

Interest income, net               27        151          71        210
                             ---------  ---------   ---------  ---------
Net loss                     $ (1,160)  $ (2,322)   $ (2,570)  $ (3,839)
                             =========  =========   =========  =========
Basic and diluted net loss
   per share                 $  (0.14)  $  (0.29)   $  (0.31)  $  (0.49)
                             =========  =========   =========  =========
Number of shares used in
  computing basic and diluted
  net loss  per share           8,511      8,112       8,351      7,848
                             =========  =========   =========  =========

See accompanying notes.

                     PENEDERM INCORPORATED
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   1998        1997
                                                   ----        ----
Increase (decrease) in cash and cash
equivalents

Cash flows from operating activities:
  Net loss                                       $ (2,570)   $ (3,839)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   188         159
      Increase in accounts receivable              (6,267)     (1,403)
      Increase in inventory                          (884)       (240)
      Decrease (increase) in prepaid expenses
        and other current assets                       84         (75)
      Increase (decrease) in accounts payable
        and accrued liabilities                     2,224        (118)
      Increase in other assets                        (58)         (2)
                                                 ---------   ---------
      Net cash used in operating activities        (7,283)     (5,518)
                                                 ---------   ---------
Cash flows from investing activities:
  Purchases of available-for-sale securities            -      (7,032)
  Maturities of available-for-sale securities       2,102         266
  Sales of available-for-sale securities            1,000         500
  Acquisition of intangible assets                   (400)          -
  Acquisition of fixed assets                         (90)        (54)
                                                 ---------   ---------
      Net cash provided by (used in) investing
        activities                                  2,612      (6,320)
                                                 ---------   ---------
Cash flows from financing activities:
  Issuance of common stock in private placement         -       8,975
  Issuance of common stock under equity line
    of credit                                       4,741           -
  Proceeds from issuance of common stock              152         196
  Repayment of long-term obligations                   (9)         (8)
                                                 ---------   ---------
      Net cash provided by financing activities     4,884       9,163
                                                 ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                         213      (2,675)
Cash and cash equivalents at beginning of
  period                                            1,519       3,062
                                                 ---------   ---------
Cash and cash equivalents at end of period       $  1,732    $    387
                                                =========   =========
See accompanying notes.

                      PENEDERM INCORPORATED
      NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

     1.  Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements of Penederm Incorporated (the Company or Penederm) for the three and six month periods ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal and recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for these periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes included as part of the Company's Form 10-K for the year ended December 31, 1997.

     2.  Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

                                 June 30,        December 31,
     (In thousands)                1998              1997
                               ------------      ------------
     Raw materials             $      204          $    572
     Finished goods                 2,181               929
                               ------------      ------------
                               $    2,385          $  1,501
                               ============      ============

     3.  Merger Expenses

     The Company's expenses for the quarter ended June 30, 1998 include $900,000 of investment banking, legal and accounting expenses related to its pending acquisition by Mylan Laboratories Inc. announced on June 24, 1998.

     4.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is anti-dilutive.

     5.  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity.

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

          Recent  Events

          On June 24, 1998, Mylan Laboratories Inc. (Mylan) and the Company announced that they had entered into a definitive agreement whereby Mylan will acquire Penederm in a tax-free reorganization by exchanging
          0.68 shares of Mylan common stock for each share of Penederm common stock. The Boards of Directors of both companies have unanimously approved the agreement. The consumation of the transaction is subject to the approval of the Company's stockholders and other customary closing conditions.

          On June 30 and July 2, 1998, the Company and Schering-Plough HealthCare Products Inc. (Schering Plough) entered into additional letter amendments to their 1994 agreement. Under these amendments, Schering Plough agreed to a milestone obligation as of June 30, 1998 and to make certain additional milestone payments over the remainder of 1998 and exclusively sublicensed to the Company certain rights to market the topical prescription nail antifungal product to certain categories of physicians that it obtained under the original agreement in 1994. In exchange, Penederm will pay Schering royalties on sales of the product to this category of physicians. Schering Plough retains its OTC rights to the product and rights to improvements to the topical nail product.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

          Effective July 1, 1998, the Company's Senior Vice President of Research and Development, John W. Quigley Jr., Ph.D. assumed a new position of Senior Science Advisor in which he continues to report to the President and CEO. In conjunction with the change in Dr. Quigley's status, Bhaskar Chaudhuri, Ph.D., Vice President, Pharmaceutical Sciences and Mary Treuhaft, Vice President of Regulatory and Clinical Affairs, will now report directly to the President and CEO.

          On July 10, 1998, the Company and Mylan announced that Bertek Pharmaceutical Inc., a subsidiary of Mylan, had entered into an agreement effective June 30, 1998 to co-
          promote   Avita,  Penederm's  topical   retinoic   acid
          product,  to  primary  care physicians  in  the  United
          States.   The agreement provides for a license fee  and
          an advance against Penederm's share of the profits under the agreement. The license fee was recorded as licensing revenue in the quarter ended June 30, 1998 and the advance was recorded as deferred revenues. The advance will be recognized as income as the Company
          recognizes  profits  under  the  agreement.   Both  the
          license fee and the advance are included in accounts receivable at June 30, 1998.

          On July 21, 1998, the Company announced it had entered into a co-promotion agreement with Pedinol Pharmacal Inc. (Pedinol), a privately held specialty pharmaceutical company, under which Pedinol will promote Mentax, Penederm's topical prescription antifungal product to podiatrists in the United States.


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

              Avitacream   and   gel,   prescription   topical
              treatments for acne, and

              Acticin, a prescription topical cream treatment for scabies infection.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

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


     COMPANY            PRODUCT AREA             TERRITORY

In-License and Co-
Development
Agreements:
------------------
Kaken               Penederm in-licensed  United States, Canada,
Pharmaceutical      butenafine, the       Mexico and Latin
Company Ltd.        active ingredient     America for skin
(Kaken)             incorporated in       antifungal; U.S.,
                    Mentax                Canada, Europe, Mexico,
                                          Latin America,
                                          Australia and New
                                          Zealand for nail
                                          antifungal

SmithKline Beecham  Undisclosed OTC       SmithKline option to
plc (SmithKline)    product               market worldwide

Alpharma, Inc.      Acticin for scabies   United States
(Alpharma)


Out-License
Agreements:
------------------
Schering-Plough     Prescription and OTC  United States and
HealthCare          skin antifungal and   Canada
Products, Inc.      nail antifungal
(Schering-Plough)

UCB Group of        Prescription          Europe, Africa and
Belgium (UCB)       antifungal products   Middle East

Warner Wellcome     OTC dry skin          Canada
Consumer Health
Products (Warner)

SmithKline          OTC consumer          Europe and Eastern
                    products              Europe

Pierre Fabre Inc.   DuraScreen sunscreen  United States
(Pierre Fabre)

Allergan, Inc.      Butenafine topical    Central and South
(Allergan)          antifungal and        America
                    retinoic acid cream
                    and gel

Mylan               Co-promote Mentax     United States
Laboratories, Inc.  and Avita to
(Mylan)             selected physician
                    groups

Pedinol Pharmacal   Co-promote Mentax to  United States
Inc. (Pedinol)      podiatrists

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

          The Company has been unprofitable since inception. For the period from inception through June 30, 1998, the Company incurred a cumulative net loss of $53,680,000. Penederm's sources of working capital have been equity financings, product sales, corporate licensing payments and interest earned on investments.

          Results of Operations

          Three Months Ended June 30, 1998 and 1997

          Total revenues for the three months ended June 30, 1998 of $6,324,000 increased 216% from $2,003,000 in the same period of 1997. Product revenues for the second quarter of 1998 of $4,388,000 reflect ongoing sales of Mentax and Avita cream, which were launched in 1997, and Avita gel and Acticin, which were launched in the first quarter of 1998. Revenues in the second quarter also include royalties related to the Company's tretinoin distribution relationship with an undisclosed manufacturer. Licensing revenues were $700,000 in the second quarter of 1998, compared to $360,000 in the same quarter of the prior year, as a result of new corporate partnering arrangements in the period.

          The Company's cost of sales increased to $1,147,000 in the three months ended June 30, 1998 from $845,000 in the same period of 1997 primarily due to the increase in product revenues; however gross margins improved between the two periods due to a change in mix toward higher margin products.

          The Company's research and development expenses decreased 10% to $1,134,000 in the three months ended June 30, 1998 from $1,259,000 in the same period of
          1997 due to completion of the 501 cream combination product human clinical trials in the first quarter of 1998. Sales and marketing expenses increased 111% to $3,736,000 in the three months ended June 30, 1998 from $1,769,000 for the same period of 1997. The current year period reflects the cost of the Company's direct sales force which was established in the first quarter of 1998 and increased expenses under its product co-promotion agreements. In the prior year, the Company utilized a contract sales force. General and administrative expenses decreased modestly from the prior year quarter.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

          The  Company's expenses for the second quarter of  1998
          include $900,000 of investment banking, legal and accounting expenses related to its pending acquisition by Mylan announced on June 24, 1998.

          Net interest income was $27,000 in the three months ended June 30, 1998 and $151,000 in the same period of 1997. Net interest income decreased primarily due to lower amounts of cash and investments in the second quarter of 1998 compared to the same period of the prior year.


          Six Months Ended June 30, 1998 and 1997

          Total revenues for the six months ended June 30, 1998 of $10,325,000 increased 111% from $4,904,000 in the same period of 1997. Product revenues for the second quarter of 1998 of $7,118,000 reflect ongoing sales of Mentax and Avita cream, which were launched in 1997, and Avita gel and Acticin, which were launched in the first quarter of 1998. Revenues in the six months ended June 30, 1998 also include royalties related to the Company's tretinoin distribution relationship with an undisclosed manufacturer. Licensing revenues were $1,971,000 in the first six months of 1998, compared to $360,000 in the same period of the prior year, as a result of new corporate partnering arrangements and increased achievement of milestones in the 1998 period.

          The Company's cost of sales increased to $1,873,000 in the six months ended June 30, 1998 from $1,608,000 in the same period of 1997 primarily due to the increase in product revenues; however gross margins improved between the two periods due to a change in mix toward higher margin products.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

          The Company's research and development expenses increased 19% to $2,963,000 in the six months ended June 30, 1998 from $2,482,000 in the same period of
          1997  due  to  the  timing and size of  human  clinical
          trials. The Company completed recording expenses related to two pivotal phase III human clinical studies (involving over 32 clinical sites and approximately 1,600 patients) of its 501 cream combination product in the first quarter of 1998. Sales and marketing expenses increased 56% to $6,128,000 in the six months ended June 30, 1998 from $3,932,000 for the same period of 1997. The current year period reflects the cost of the Company's direct sales force which was established in the first quarter of 1998 and increased expenses under its product co-promotion agreements. In the prior year, the Company utilized a contract sales force. General and administrative expenses increased 18% to $1,102,000 in the six months ended June 30, 1998 from $931,000. General and administrative expenses in the first six months of 1997 reflect the recovery of legal fees related to prior patent litigation. There was no such recovery in 1998.

          Net interest income was $71,000 in the six months ended June 30, 1998 and $210,000 in the same period of 1997. Net interest income decreased primarily due to lower amounts of cash and investments in the six months ended June 30, 1998 compared to the same period of the prior year.

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

          In addition, sales of a product upon initial market introduction generally include a significant amount of initial orders for inventory by wholesalers and distributors and are not necessarily indicative of actual demand for that product by patients and physicians. There can be no assurance that distributors and wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that sell through of products does not meet distributors' or wholesalers' expectations. The Company also expects that future operating results may be subject to quarterly variations that may impact cash flow from operations. Operating results for the six months ended June 30, 1998 are not necessarily indicative of future operating results.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)

          Liquidity and Capital Resources

          The Company's principal sources of capital to date have been the proceeds from public and private offerings of its equity securities. In January 1998, the Company entered into an equity line of credit agreement with an investment group which allows the Company to access up to $10 million through sales of its common stock over a period ending in April 2000, of which $5 million remains available as of June 30, 1998. The Company issued common stock in exchange for $4,741,000, net of related financing costs, under the equity line for the six month period ended June 30, 1998. At June 30, 1998, the Company had cash, cash equivalents and investments totaling $2,732,000.

          Cash expenditures related to operating activities, the acquisition of fixed assets and repayment of long-term obligations totaled $7,382,000 in the six months ended June 30, 1998 and $5,580,000 for the same period in 1997. Operating activities were comprised of research and development, clinical trials, product sales, promotion and general administration activities. The Company also made milestone payments of $400,000 related to the in-licensing of drug compounds in the six months ended June 30, 1998. No similar milestone payments were made in the first six months of 1997. The Company expects that amounts expended historically are not indicative of future expenditures by the Company, which the Company believes will increase. The Company expects to continue to incur substantial expenditures related to the further research and development of its technologies, development of its products, acquisition of additional products and rights to drug compounds and sales and marketing.

Part I Item  2.       Management's  Discussion  and  Analysis  of
          Financial   Condition   and   Results   of   Operations
          (continued)


          The Company believes that its capital resources, including anticipated revenues (consisting of product sales, license fees and royalties), proceeds from sales of common stock under the equity line of credit, and interest income earned on its invested cash balances, will satisfy the Company's working capital and identified capital expenditure requirements at least through June 30, 1999. The Company's future capital requirements will depend on many factors, including the commercial success of the Company's products, progress of the Company's collaborative and independent research and development programs, payments received under collaborative agreements with other companies, if any, the results and costs of preclinical and clinical testing for the Company's products, the costs associated with and the timing of regulatory approvals, technological advances, the status of competitive products, and the commercial success of Penederm's strategic relationships. There can be no assurance that additional funds will be available to the Company on favorable terms, if at all, to permit the Company to continue with its current plan for operations.


Part II Item 2.  Sales of Unregistered Securities

          The Company issued an aggregate of 376,499 shares of its Common Stock (the "Shares") for an aggregate consideration of $4,011,500 in an unregistered transaction in the fiscal quarter ended June 30, 1998. The Shares were issued pursuant to the Common Stock Investment Agreement dated as of January 21, 1998 between the Company and Promethean Investment Group, L.L.C. (the "Investor"). Based on representations made by the Investor in the Agreement, the Company issued the Shares pursuant to the exemption provided by
          Section 4(2) of the Securities Act of 1933, as amended.

Part II Item  4.   Submission  of Matters to a Vote  of  Security
          Holders

          The Company held its annual meeting of stockholders  on
          June  24,  1998.   At  the  meeting,  the  shareholders
          considered the items described below:

          Each of the nominees for director, David E. Collins, Lloyd H. Malchow, Robert F. Allnutt, William I. Bergman, Mark J. Gabrielson, Harvey S. Sadow, Ph.D., Joseph E. Smith and Gerald D. Weinstein, M.D., was elected by the affirmative vote of at least 5,739,488 shares (out of 5,766,484 shares represented at the meeting).

          The stockholders voted to approve an amendment to the Penederm Incorporated 1994 Nonemployee Director Stock Option Plan to increase by 150,000 the number of shares reserved for issuance under the plan. The amendment was approved by a vote of 3,878,291 shares for, 1,875,146 shares against and 13,042 shares abstaining.

Part II Item 6.  Exhibits and Reports on Form 8-K

          (a)       Exhibits

     10.8D     Amendment No. 6 entered into April 30, 1998  to
               Vintage Park Net Lease, between  the Company and
               Spieker Properties, L.P.

     27        Financial Data Schedule

          (b)  Reports on Form 8-K

          On June 30, 1998, the Company filed a Form 8-K disclosing the Company's June 24, 1998 Agreement and
          Plan of Merger with Mylan Laboratories Inc.

                           SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   PENEDERM INCORPORATED





     July 31, 1998              /s/   Lloyd H. Malchow
     -------------              --------------------------------
     Date                       Lloyd H. Malchow, President
                                and Chief Executive Officer






     July 31, 1998               /s/   Michael A. Bates
     -------------               --------------------------------
     Date                        Michael A. Bates, Vice President
                                 Finance and Administration and
                                 Chief Financial Officer

                        INDEX TO EXHIBITS


         Exhibit
           No.         Description
         -------       ------------------------------------------------
          10.8D        Amendment No. 6 entered into April 30,  1998  to
                       Vintage Park Net Lease, between  the Company and
                       Spieker Properties, L.P.

          27           Financial Data Schedule